Form 10-Q
period 1998-03-31
BNC MORTGAGE INC
filed 1998-05-15
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to

                        Commission File Number 000-23725



                               BNC MORTGAGE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



                 Delaware                              33-0661303
                 ------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)



                 1063 McGaw Avenue Irvine, California 92614-5532
                 -----------------------------------------------
          (Address of principal executive offices including ZIP Code)


                                 (949) 260-6000
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of May 15, 1998, registrant had outstanding 5,875,979 shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                     Page
        Consolidated Balance Sheet as of March 31, 1998 and June 30, 1997...........................3

        Consolidated Statement of Income for the Three Months and Nine Months Ended
         March 31, 1998 and 1997....................................................................4

        Consolidated Statement of Cash flows for the Nine Months Ended March 31, 1997 and 1998....................................................................................5

        Notes to the Consolidated Financial Statements..............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................14

Item 2. Changes in Securities......................................................................14

Item 3. Defaults Upon Senior Securities............................................................14

Item 4. Submission of Matters to a Vote of Securities Holders......................................14

Item 5. Other Information..........................................................................14

Item 6. Exhibits and Reports on Form 8-K...........................................................14

        (a)    Exhibits............................................................................14

        (b)    Reports on Form 8-K.................................................................14

Signatures.........................................................................................16


ITEM 1.  FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET


                                                   March 31, 1998          June 30, 1997
                                                   --------------          -------------
                                     ASSETS
Cash and cash equivalents.......................    $ 19,991,000             $ 8,268,000
Restricted cash.................................         623,000                  ------
Mortgage loans held for sale....................      78,829,000              55,145,000
Property and equipment, net.....................       1,066,000                 609,000
Deferred income taxes...........................       1,319,000               1,154,000
Notes receivable from officers..................         250,000                  ------
Other assets....................................       1,141,000                 537,000
                                                    ------------             -----------

Total assets....................................    $103,219,000             $65,713,000
                                                    ------------             -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse line-of-credit........................    $ 71,584,000             $54,625,000
Accounts payable and accrued liabilities........       2,559,000               1,358,000
Income taxes payable............................         409,000                 526,000
                                                    ------------             -----------

Total liabilities...............................      74,552,000              56,509,000

Stockholders' equity:
Series A preferred stock, $0.001 par value......          ------               1,575,000

Series A common stock, voting, no par value.....          ------                  ------

Series B common stock, nonvoting, no par value..          ------                   7,000

Common Stock, voting $0.001 par value:
Authorized Shares 50,000,000
Issued and outstanding shares - 0 at June 30, 1997
and 5,875,979 at March 31, 1998.................           7,000                  ------

Additional paid in capital......................      16,188,000                  ------

Retained earnings...............................      12,472,000               7,622,000
                                                    ------------             -----------

Total stockholders' equity......................      28,667,000               9,204,000
                                                    ------------             -----------

Total liabilities and stockholders' equity......    $103,219,000             $65,713,000
                                                    ============             ===========


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                               For the Three              For the Nine
                                               Months Ended               Months Ended
                                               March 31,                  March 31,
                                               -------------              ------------
                                            1998          1997        1998           1997
                                            ----          ----        ----           ----
Revenues:
Gain on sale of mortgage loans          $ 7,598,000    $6,017,000  $21,141,000   $14,543,000
Loan origination income                     887,000     1,453,000    3,654,000     3,835,000
Interest income                           2,145,000     1,403,000    5,592,000     3,618,000
Other income                                129,000        67,000      349,000       158,000
                                        -----------    ----------  -----------   -----------

  Total revenues                         10,759,000     8,940,000   30,736,000    22,154,000
                                        -----------    ----------  -----------   -----------

Expenses:
Employees' salaries and commissions       4,825,000     3,131,000   13,151,000     7,526,000
General and administrative expenses       1,968,000     1,461,000    5,225,000     3,740,000
Interest expense                          1,443,000       980,000    3,914,000     2,576,000
                                        -----------    ----------  -----------   -----------

  Total expenses                          8,236,000     5,572,000   22,290,000    13,842,000
                                        -----------    ----------  -----------   -----------

Income before income taxes                2,523,000     3,368,000    8,446,000     8,312,000

Income tax expense                          997,000     1,332,000    3,389,000     3,285,000
                                        -----------    ----------  -----------   -----------

  Net income                            $ 1,526,000    $2,036,000  $ 5,057,000   $ 5,027,000
                                        ===========    ==========  ===========   ===========

Net income per share basic                    $0.34         $0.49        $1.20         $1.60

Net income per share diluted                  $0.33         $0.49        $1.16         $1.60
                                        ===========    ==========  ===========   ===========

Weighted average shares used in
  computing
Net income per share:

  Basic Shares                            4,486,000     4,192,000    4,229,000     3,144,000
                                        ===========    ==========  ===========   ===========

  Diluted Shares                          4,635,000     4,192,000    4,378,000     3,144,000
                                        ===========    ==========  ===========   ===========


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        For the Nine
                                                                        Months Ended
                                                                          March 31,
                                                                          ---------
                                                                  1998                 1997
                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income......................................            $  5,057,000        $  5,027,000
  Adjustment to reconcile net income to net cash
    used in operating activities:
        Depreciation...............................                309,000             176,000
        Origination of mortgage loans held for sale           (536,216,000)       (375,999,000)
        Sales and principal repayments of mortgage
        loans held for sale........................            512,531,000         360,551,000
        Change in accounts payable and accrued
        liability..................................              1,201,000             415,000
        Change in income taxes payable.............               (117,000)           (805,000)
        Change in deferred income taxes............               (165,000)           (528,000)
        Change in notes receivable from officers...               (250,000)                  0
        Change in other assets.....................               (604,000)           (128,000)
                                                              ------------        ------------
Total adjustments..................................            (23,311,000)        (16,318,000)
                                                              ------------        ------------

 Net cash used in operating activities.............            (18,254,000)        (11,291,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...............................               (766,000)           (371,000)
                                                              ------------        ------------
Net cash used in investing activities..............               (766,000)           (371,000)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse line of credit.............             16,959,000          13,015,000
Payment of dividends on preferred stock............                (74,000)           (142,000)
Repurchase of preferred stock......................             (1,575,000)                  0
Repurchase of common stock.........................               (132,000)                  0
Net proceeds from initial public offering..........             16,188,000              (2,000)
Increase in restricted cash........................               (623,000)               ----
                                                              ------------        ------------
Net cash provided by financing activities..........             30,743,000          12,871,000
                                                              ------------        ------------
Net increase in cash and cash equivalents..........             11,723,000           1,209,000

Cash and cash equivalents, beginning of the period.              8,268,000           2,452,000
                                                              ------------        ------------

Cash and cash equivalents, end of the period.......           $ 19,991,000        $  3,661,000
                                                              ============        ============



                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF
   PRESENTATION

DESCRIPTION OF THE BUSINESS
The Company is a specialty finance company engaged in the business of originating, purchasing and selling non-conforming residential mortgage loans secured by one-to-four family residences. The Company's loans are made to owners of single family residences who typically use the loan proceeds for purposes such as refinancing existing mortgages, debt consolidation, financing of home improvements, education and other similar needs, and, to a lesser extent, to purchase residences. The Company originates loans through its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers, and through its retail division, which markets loans directly to homeowners. The Company currently sells all of its mortgage loans to institutional purchasers such as investment banks, real estate investment trusts and other large mortgage bankers for cash through whole loan sales.

The Company was formed on May 2, 1995 and began originating mortgage loans in October 1995.

INITIAL PUBLIC OFFERING
On March 10, 1998, The Company's Registration Statement (No. 333-38651) on Form S-1 under the Securities Act of 1933, as amended (the "Registration Statement"), relating to the initial public offering of its common stock, was declared effective. The initial public offering of 3,173,196 shares of common stock closed at a price of $9.50 per share on March 10, 1998. On March 11, 1998, the underwriters purchased an additional 475,979 shares of common stock at a price of $9.50 per share following their exercise of the overallotment option, resulting in a total of 3,649,175 shares sold in the initial public offering (the "Offering"). The Company received proceeds net of costs of $16,188,000 from the offering. All of these proceeds were placed in short term investments.

In connection with the Offering, warrants were issued to the representatives of the underwriters to purchase up to 317,319 additional shares of common stock at an exercise price of $10.45 per share, exercisable over a period of four years, commencing one year from March 10, 1998. As of March 31, 1998, the Company had 5,875,979 shares of common stock outstanding.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's Form S-1 dated March 10, 1998.

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated.

INCOME TAXES

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes This Statement requires the use of the asset and liability method of accounting for taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. This Statement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

Net income per share is computed using the weighted average number of shares of common stock outstanding. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common equivalents shares issued by the Company at prices substantially below the anticipated initial public offering price during the period beginning one year prior to the proposed public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the estimated initial public offering price).

2.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 31% of these properties are located in California, as of March 31, 1998. Mortgage loans held for sale include net deferred costs of $502,000 and $401,000 at March 31, 1998 and June 30, 1997, respectively.

3.  WAREHOUSE LINE OF CREDIT

The Company has a warehouse line-of-credit with DLJ Mortgage Capital, Inc. ("DLJ"). The maximum borrowing is $150.0 million with interest payable monthly at the Federal Funds rate plus 50 basis points during the first 12 months and 100 basis points during the second 12 months. The warehouse line-of-credit matures in March 2000. It is expected that the DLJ Facility will not be extended beyond the term. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. Additionally, DLJ has agreed to provide the Company with up to $5.0 million of financing for a term of one year for subordinated "interest-only" securities to the extent they are retained by the Company in connection with any future securitizations of loans originated by the Company.

4.  COMMITMENTS AND CONTINGENCIES

REPURCHASE OBLIGATION

The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $447,000 and $503,000 at March 31, 1998 and June 30, 1997, respectively, is included in accounts payable and accrued liabilities.

5.  STOCKHOLDERS' EQUITY

THE RECAPITALIZATION

The Company completed a series of corporate transactions to properly position the Company prior to the Offering. The transactions were as follows:

REPURCHASE OF SERIES A PREFERRED STOCK.

In November 1997, the Company redeemed all outstanding shares of its Series A Preferred Stock for $1.575 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REINCORPORATION IN DELAWARE.
Prior to the consummation of the Offering, the Company reincorporated in Delaware to take advantage of certain favorable provisions of Delaware law. Further to the reincorporation, the existing California corporation was merged into a newly formed Delaware corporation pursuant to which each outstanding share of Class A and Class B Common Stock of the existing California corporation was exchanged for 4,123.71134 shares of $.001 par value Common Stock of the new Delaware corporation and the certificate of incorporation of the new Delaware corporation will authorize 50,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. As a result of the reincorporation, there will be no outstanding shares of Class A or Class B Common Stock at the consummation of the Offering.

PREFERRED STOCK

The Board of Directors has the authority, without further action by the stockholders of the Company, to issue up to 5,000,000 shares of Preferred Stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions thereof including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the Common Stock. The Board of Directors, without stockholder approval, can issue Preferred Stock with voting, conversion and other rights which could adversely affect the voting power and other rights of the holders of Common Stock. Preferred Stock could thus be issued quickly with terms calculated to delay or prevent a change in control of the Company or to make removal of management more difficult. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of the Company without any further action by the stockholders including, but not limited to, a tender offer to purchase Common Stock at a premium over then current market prices. The Company has no present plan to issue any shares of Preferred Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this 10-Q.

GENERAL

The Company is a specialty finance company engaged in the business of originating and selling non-conforming, and to a lesser extent conforming, residential mortgage loans secured by one-to-four family residences. The Company's principal borrower base consists of individuals who do not qualify under traditional lending criteria established by agencies such as FNMA and FHLMC, because of their credit history, income or other factors. The Company originates loans through independent mortgage brokers and, to a lesser extent, through its retail origination division. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and to purchase single family residences. The Company has three divisions: (i) a wholesale division which has relationships with approximately 2,700 approved loan brokers and which historically accounted for substantially all of the Company's total loan originations and (ii) a retail division which is being developed to market loans directly to homeowners and (iii) a wholesale conforming division, which originates residential mortgage loans conforming to the traditional criteria established by agencies such as FNMA and FHLMC. The conforming division's loan production accounted for approximately 2.6% of total loan production for the three months ended March 31, 1998. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:


                                                 Three Months                 Nine Months
                                                Ended March 31,             Ended March 31,
                                                ---------------             ---------------
                                              1998          1997          1998           1997
                                              ----          ----          ----           ----
                                                              (Dollars in Thousands)
Mortgage loan originations..............    $181,644      $152,140      $536,216      $375,999
Mortgage loan sales.....................    $178,607      $137,002      $511,653      $335,113
Gain on sale of mortgage loans..........      $7,598        $6,017       $21,141       $14,543
Origination locations at end of period..          46            35            46            35


The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Revenues increased 20.3% to $10.8 million and 38.7% to $30.7 million for the three months and the nine months ended March 31, 1998, respectively.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended March 31, 1998 and 1997 and the nine months ended March 31, 1998 and 1997 accounted for 58.6%, 56.2%, 59.0% and 54.4% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $8.2 million and $22.3 million for the three months ended March 31, 1998 and the nine months ended March 31, 1998, respectively, compared to $5.6 million and $13.8 million for the three months ended March 31, 1997 and the nine months ended March 31, 1997, respectively.

The Company's net income decreased to $1.5 million for the three months ended March 31, 1998 and increased to $5.1 million for the nine months ended March 31, 1998, respectively, compared to $2.0 million and $5.0 million for the three months ended March 31, 1997, and the nine months ended March 31, 1997, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Increased competition in the non-conforming mortgage industry could have the effect of (i) lowering gains that may be realized on loan sales through lower cash premiums paid for loans or an increase in demand for yield spread premium paid to the mortgage brokers, (ii) reducing an individual company's volume of loan originations and sales, (iii) increasing demand for experienced personnel increasing the likelihood such personnel will be recruited by competitors and
(iv) lowering the industry standard for non-conforming underwriting guidelines as competitors attempt to increase or maintain market share in the face of increased competition. In the past, certain of these factors have caused the revenues and net income of many participants in the non-conforming mortgage industry, including the Company, to fluctuate from quarter to quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                             1998        1997
                                                             ----        ----
                                                          (Dollars in Thousands)
Gain on sale of mortgage loans.........................    $ 7,598     $ 6,017
Loan origination income................................        887       1,453
Interest income........................................      2,145       1,403
Other income...........................................        129          67
                                                           -------     -------
                                                           $10,759     $ 8,940
                                                           =======     =======

The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $29.5 million to $181.6 million for the three months ended March 31, 1998 from $152.1 million for the three months ended March 31, 1997.

Cash gain on sale of mortgage loans increased $1.6 million to $7.6 million for the three months ended March 31, 1998 from $6.0 million for the three months ended March 31, 1997. The increase was due primarily to a $41.6 million increase in mortgage loan sales to $178.6 from $137.0 million for the three months ended March 31, 1998 and 1997, respectively. The weighted average cash premium paid for mortgage loans sold was 5.7% for the three months ended March 31, 1998 and 5.1% for the three months ended March 31, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the three months ended March 31, 1998. Management expects this level of payments to continue for the three months ending June 30, 1998 and possibly thereafter.

Loan origination income decreased to $887,000 for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. As a percentage of total revenues, loan origination income for the three months ended March 31, 1998 decreased to 8.2% as compared to 16.3% for the three months ended March 31, 1997. This decrease was a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands.

Interest income increased $742,000 to $2.1 million for the three months ended March 31, 1998 from $1.4 million for the three months ended March 31, 1997. This increase is due to an increase in loan originations during the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income, which is composed of investment income, prepayment penalties and late charges, increased to $129,000 for the three months ended March 31, 1998 as compared to $67,000 for the three months ended March 31, 1997 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1998         1997
                                                             ----         ----
                                                           (Dollars in Thousands)
Employees' salaries and commissions.....................    $4,825      $3,131
General and administrative expenses.....................     1,968       1,461
Interest expense........................................     1,443         980
                                                            ------      ------
                                                            $8,236      $5,572

Total expenses increased to $8.2 million for the three months ended March 31, 1998 from $5.6 million for the three months ended March 31, 1997. This increase is related to geographical expansion to 46 origination locations at March 31, 1998 from 35 at March 31, 1997, and to an increase in mortgage loan originations.

Employee salaries and commissions increased $1.7 million to $4.8 million during the three months ended March 31, 1998 from $3.1 million for the three months ended March 31, 1997. The primary reason for the increase was due to an increase in mortgage loan originations and continued geographical expansion.

General and administrative expenses increased $507,000 to $2.0 million for the three months ended March 31, 1998 from $1.5 million for the three months ended March 31, 1997. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

Interest expense increased $463,000 to $1.4 million for the three months ended March 31, 1998 from $1.0 million for the three months ended March 31, 1997 is attributable to the higher levels of warehouse borrowing as a result of the increase in mortgage loan originations.

It is expected that the Company's expansion plans including the retail and conforming wholesale divisions will result in an increase in operating expenses in the short-term. Furthermore, management expects that there will be a lag time between the incurrence of such expense and the receipt of any revenues from such expansion efforts, and the results of operations may be adversely affected in the short-term.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1997

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:


                                                          Nine Months Ended March 31,
                                                          ---------------------------
                                                                 1998     1997
                                                                 ----     ----
                                                            (Dollars in Thousands)
Gain on sale of mortgage loans..........................       $21,141   $14,543
Loan origination income.................................         3,654     3,835
Interest income.........................................         5,592     3,618
Other income............................................           349       158
                                                               -------   -------
                                                               $30,736   $22,154

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Revenues increased to $30.7 million for the nine months ended March 31, 1998 from $22.1 million for the nine months ended March 31, 1997, largely due to increased mortgage loan originations and cash gain on sale of mortgage loans.

The increase in mortgage loan originations was due to both increased production from existing branches and expansion into new markets. Origination locations increased to 46 at March 31, 1998 from 35 at March 31, 1997.

Cash gain on sale of mortgage loans increased $6.6 million to $21.1 million in the nine months ended March 31, 1998 from $14.5 million for the nine months ended March 31, 1997. The increase was due primarily to the $160.2 million increase in mortgage loan originations for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. Total loans of $511.7 million and $335.1 million were sold during the nine months ended March 31, 1998 and 1997, with a weighted average cash premium paid of 5.6% and 4.7%, respectively.

Loan origination income decreased to $3.7 million for the nine months ended March 31, 1998 from $3.8 million for the nine months ended March 31, 1997. This decrease was a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands.

Interest income increased $2.0 million to $5.6 million for the nine months ended March 31, 1998 from $3.6 million in the nine months ended March 31, 1997 due to a higher balance of loans held for sale as a result of the increase in mortgage loan originations.

Other income increased to $349,000 for the nine months ended March 31, 1998 as compared to $158,000 for the nine months ended March 31, 1997 largely as a result of increased mortgage loan originations and an increase in cash and cash equivalents.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:


                                                                Nine Months Ended March 31,

                                                                   1998              1997
                                                                   ----              ----
                                                                   (Dollars in Thousands)
Employees' salaries and commissions.........................     $13,151           $7,526
General and administrative expenses.........................       5,225            3,740
Interest expense............................................       3,914            2,576
                                                                 -------          -------
                                                                 $22,290          $13,842
                                                                 =======          =======

Expenses increased to $22.3 million for the nine months ended March 31, 1998 from $13.8 million for the nine months ended March 31, 1997, due to the cost of geographical expansion and in large part to increased compensation and other personnel costs related to the 42.6% increase in mortgage loan originations.

Employee salaries and commissions increased $5.6 million to $13.2 million during the nine months ended March 31, 1998 from $7.5 million for the nine months ended March 31, 1997, primarily due to an increase in the number of employees to 396 at March 31, 1998 from 254 at March 31, 1997 and increases in commissions paid to account executives.

General and administrative expense increased $1.5 million to $5.2 million for the nine months ended March 31, 1998 from $3.7 million in the nine months ended March 31, 1997. The increase was due to the expansion of the Company's loan origination network and the related increase in mortgage loan originations.

Interest expense increased $1.3 million to $3.9 million for the nine months ended March 31, 1998 from $2.6 million in the nine months ended March 31, 1997 due to greater borrowings to fund the increased mortgage loan originations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations and divisions, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of mortgage loan assets. Capital expenditures totaled $766,000 and $371,000 for the nine months ended March 31, 1998 and 1997, respectively.

Cash and cash equivalents were $20.0 million at March 31, 1998. The Company invests its cash in short term investments maintaining flexibility for the funding of loan originations and strategic opportunities.

The Company funds its operations through cash reserves, loan sales, net earnings and a revolving warehouse credit facility with DLJ Mortgage Capital, Inc. ("DLJ Facility"), under which it borrows money to finance the origination of mortgage loans. As of March 31, 1998, the DLJ Facility provides borrowings up to $150.0 million and matures in March, 2000. The DLJ Facility bears interest at a rate of the federal funds rate plus 50 basis points for the first 12 months and the federal funds rate plus 100 basis points for the remainder of the term. It is expected that the DLJ Facility will not be extended beyond the term. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with the proceeds from its loan sales.

The Company's ability to continue to originate loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium in the secondary market in order to generate cash proceeds to repay borrowings under the warehouse facility, thereby creating borrowing capacity to fund new originations. The value of and market for the Company's loans are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

                                    * * * * *

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, changes in the performance of the financial markets, changes in the demand for and market acceptance of the Company's products, changes in the mortgage lending industry or changes in general economic conditions, including interest rates; the impact of competition; changes in the value of real estate; the ability to maintain and increase sources of funding; and other risks disclosed from time to time in the Company's SEC reports and filings.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings - Not Applicable

ITEM 2.        Changes in Securities - Not Applicable

ITEM 3.        Defaults upon Senior Securities - Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

ITEM 5.        Other Information - Not Applicable

ITEM 6.        Exhibits and Reports on form 8-K

               (a)      Exhibits

                        11.1 Statement regarding computation of per share earnings

                        27.1 Financial Statement Data Schedule (EDGAR filing only)

               (b)    Reports on form 8-K

                      There were no reports filed on form 8-K for the quarter ended March 31, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Irvine, State of California.

BNC MORTGAGE, INC.
(Registrant)

By:     /s/ EVAN R. BUCKLEY                                      May 13, 1998
                                                                 ------------
        Evan R. Buckley                                              Date
        Chief Executive Officer and
        Secretary


By:     /s/ KELLY W. MONAHAN                                     May 13, 1998
                                                                 ------------
        Kelly W. Monahan                                             Date
        President and
        Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NUMBER                DESCRIPTION
--------------      -----------------------------------------------------

   11.1             Statement regarding computation of per share earnings

   27.1             Financial Statement Data Schedule (EDGAR filing only)