Form 10-K405
period 1998-06-30
BNC MORTGAGE INC
filed 1998-09-28
CIK 1003213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-23725

                               BNC MORTGAGE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                 33-0661303
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


                1063 MCGAW AVENUE, IRVINE, CALIFORNIA 92614-5532
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (949) 260-6000
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                              TITLE OF EACH CLASS



                         COMMON STOCK, PAR VALUE $0.001



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].


     The aggregate market value of the voting stock held by non-affiliates of Registrant, as of September 14, 1998, was $28,352,292, based upon the closing price of Registrant's Common Stock on that date. For purposes of this disclosure, shares of common stock held by directors and executive officers of Registrant are assumed to be "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.



     As of September 14, 1998, Registrant had outstanding 5,729,779 shares of Common Stock.


                      DOCUMENTS INCORPORATED BY REFERENCE


     The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to BNC Mortgage, Inc's. proxy statement which will be filed with the Commission not more than 120 days after June 30, 1998.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BNC MORTGAGE, INC.

                               TABLE OF CONTENTS
                                  TO FORM 10-K
                        FOR THE YEAR ENDED JUNE 30, 1998


                                  PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   38
Item 3.   Legal Proceedings...........................................   38
Item 4.   Submission of Matters to a Vote of Security Holders.........   38

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related              39
            Stockholder Matters.......................................
Item 6.   Selected Financial Data.....................................   40
Item 7.   Management's Discussion and Analysis of Financial Condition    41
            and Results of Operations.................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          46
            Risk......................................................
Item 8.   Financial Statements and Supplementary Data.................   46
Item 9.   Changes in and Disagreements With Accountants on Accounting    46
            and Financial Disclosure..................................

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   46
Item 12.  Security Ownership of Certain Beneficial Owners and            46
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............   47

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form   47
            8-K.......................................................
          Signatures..................................................   48

                               BNC MORTGAGE, INC.


                                     PART I



ITEM 1. BUSINESS



     This Report contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, prospects, growth and strategies. For this purpose, any statements contained in this Report except for historical information may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described in the "Risk Factors" section and elsewhere in this Report.



GENERAL



     BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $227,150 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 3,200 approved independent loan brokers and which to date has accounted for substantially all of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners.



     Since it commenced operations in August 1995, the Company has experienced significant growth in loan originations, with approximately $788.5 million of originations in 42 states during fiscal year 1998 compared to $532.6 million of originations in 33 states and $200.0 million in 21 states during years ended June 30, 1997 and 1996, respectively. This growth in originations has produced annual net earnings of $7.2 million in 1998 compared to annual net earnings of $7.5 million and $417,000 in 1997 and 1996, respectively.


     The Company currently sells substantially all of its mortgage loans through whole loan sales resulting in cash gain on sale of mortgage loans. For the year ended June 30, 1998 and the years ended June 30, 1997 and 1996, the Company had mortgage loans sales of $744.4 million, $519.9 million and $156.6 million, respectively, with resulting cash gain on sale of mortgage loans of $30.4 million, $21.9 million and $4.2 million, respectively.


     For the year ended June 30, 1998, 96.6% of the loans originated by the Company were subprime loans. Substantially all loans originated by the Company are secured by a first priority mortgage on the subject property. During the year ended June 30, 1998, less than 1% the principal balance of the loans originated were secured by second priority mortgages; none of such loans were originated for the years ended June 30, 1997 or 1996. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria. Even though substantially all of the loans originated by the Company for the year ended June 30, 1998 were subprime loans during the years ended June 30, 1998, 1997 and 1996, approximately 62.2%, 57.5% and 51.6% of the principal balance of the subprime loans originated by the Company, respectively, were to borrowers with a Company risk classification of "A+" or "A-" while the remainder were to borrowers with a Company risk classification of "B," "C+," "C" or "C-," respectively, representing approximately 37.8%, 42.5% and 48.4% of the total principal amount of loans originated by the Company. Borrowers with a Company risk classification of "A+" or "A-" have a very good credit history within the last 12 to 24 months with minor late payments allowed on a limited basis. Borrowers with a "B" Company risk classification generally have good credit within the last 12 months with some late payments. Borrowers with a "C+" risk classification have some significant derogatory credit in the past 12 months while those in the "C" category have frequent derogatory consumer credit. Borrowers with a Company risk classification of "C-" have numerous derogatory credit items up to and including a bankruptcy in the most recent 12 month period. During each of the years ended June 30, 1998, 1997 and 1996, approximately 3.7%, 3.9% and 2.7% of the principal balance of the subprime loans originated by the Company were to borrowers with a Company risk classification of "C-." For a tabular presentation of the Company's loan production by borrower risk classification, see "Loan Production by Borrower Risk Classification."



     The Company believes that its primary strengths are (i) the experience of its management, account executives and staff in the non-conforming lending industry, which enhances the Company's ability to establish and maintain long-term relationships with mortgage brokers, (ii) its service oriented sales culture whereby the Company strives to respond quickly and efficiently to customer needs and market demands, (iii) its operating philosophy to create stable and deliberate loan origination growth by utilizing consistent and prudent underwriting guidelines designed to produce mortgage products readily saleable in the secondary market and (iv) its availability to manage and control operating costs in order for it to remain a low cost originator. The Company enters into a mortgage broker agreement with each of its independent mortgage brokers. For a description of the contractual nature of the Company's relationships with its independent mortgage brokers, see "-- Mortgage Loan Originations -- Wholesale Subprime Division".



GROWTH & OPERATING STRATEGY


     The Company's growth and operating strategy is based upon the following key elements:

     Whole Loan Sales for Cash. The Company sells substantially all of its originated mortgage loans monthly for cash, historically at a premium over the principal balance of the mortgage loans. The Company enhances earnings and cash flows from whole loan sales by tailoring the composition of its whole loan pools to meet the investment preferences of specific buyers. This strategy, as opposed to securitizations, in which a residual interest in future payments on the loans is retained, provides certain benefits. The Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests, as is the case in securitizations, thereby avoiding the risk of having to adjust revenue in future periods to reflect a lower realization on residual interests because actual prepayments or defaults exceeded levels assumed at the time of securitization. By selling its originated loans, the Company also reduces its exposure to default risk (other than certain first payment defaults) and the prepayment risk normally inherent in a mortgage lender's business. Management believes that the cash received in loan sales provides the Company greater flexibility and operating leverage than a traditional portfolio lender, which holds the loans it originates, by allowing the Company to generate income through interest on loans held for sale and gain on loans sold. This strategy of frequent loan sales has been an important factor in generating the Company's earnings, creating cash flow to fund operations, decreasing the need for other forms of financing and reducing the level of interest rate and default risk borne by the Company.

     Continuing Growth of Subprime Wholesale Production. The Company intends to continue the growth of its Wholesale Subprime Division through greater penetration in existing markets and selective geographic expansion. Greater market penetration is expected to be accomplished through additional sales personnel to existing origination locations in order to provide continued high levels of service to brokers to increase loan origination and further the basis for repeat business, referral and other future lending opportunities. For each of the years ended June 30, 1998, 1997 and 1996, the Company's loan originations primarily were in

California, Illinois, Florida, Hawaii, Utah, Wisconsin, Colorado, Massachusetts, Maryland, Oregon, Washington, Ohio and Indiana. The Company will seek to improve and enhance relationships with mortgage brokers by continuing to (i) improve response times to loan applications, (ii) streamline wholesale origination and funding activities and (iii) provide a broad selection of attractive product offerings. The Company anticipates that short-term geographic expansion will focus on the development of lending operations in Texas, Pennsylvania, Virginia, Tennessee, Arizona, New Mexico and Nevada. Management intends to focus further expansion on those geographic regions which it believes represent the most attractive markets for the Company's products.



     Continuing Growth of Wholesale Prime Production. The Company established a Wholesale Prime Division in 1998 to originate conforming mortgage loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loans which are not subprime loans. The Company's strategy focus is on originating loans using the same marketing strategies as its Wholesale Subprime Division. The division's operations are coordinated at the Company's executive offices, and to a lesser extent, at its local sales offices. The Company operates under the name Heritage National Mortgage, Inc. and is primarily focused on establishing a California operation, with the goal of becoming a national wholesale lender.


     Continuing Growth of Retail Production. The Company established a retail loan center to originate mortgage loans, under the name, Simple Mortgage USA, Inc. The retail division is being developed to originate loans directly from borrowers using various marketing telemarketing and advertising methods, including an Internet based lead generator. The Company's Internet address is www.simpleusa.com.


     Expanding Product Offerings. The Company frequently reviews and tailors its products and pricing for competitiveness, as well as introducing new products to meet the needs of its borrowers and brokers, expand its customer base and diversify its product mix. The Company utilizes long-term relationships with mortgage loan brokers to quickly and efficiently tailor existing products or introduce new products to satisfy its broker and consumer product needs. Also, the Company attempts to anticipate changing demands and formulate new products accordingly. Examples of recently introduced products include loans with higher loan-to-value ratios for borrowers with good credit histories (see "-- Product Types"). The Company believes that these mortgage products enable the Company to increase loan production from brokers who have customers seeking such products and from borrowers identified through the Company's retail marketing efforts.


     Low Cost Originator of Mortgage Loans. The Company's success has been due in part on its ability to manage and control operating costs. The Company has established a low-cost origination network. For the years ended June 30, 1998, 1997 and 1996, the Company's cost to originate averaged 3.4%, 3.1% and 3.0% of loan volume, respectively. Wholesale expansion strategy; the Company initially penetrates a market with a limited number of employees to recruit brokers for the Company's wholesale network. The Company typically opens an office in a market only after it achieves a minimum loan volume. By utilizing this strategy, the Company believes it can maintain lower overhead expenses compared with companies utilizing a more extensive branch office system. In addition, the Company has the flexibility to expand or contract its operations quickly in response to local demand.

     Securitization Flexibility. While a substantial majority of the Company's mortgage loan originations will continue to be sold through whole loan sales in cash transactions, the Company may in the future sell a portion of its loans through securitizations. The ability to conduct securitizations may provide the Company with the flexibility to take advantage of favorable pricing differentials between the securitization and whole loan sales markets that may exist from time to time. The Company may seek to enhance earnings by securitizing loans with characteristics which the securitization market considers most favorable. The percentage of loans, if any, sold through securitizations will be based on economic conditions, secondary market conditions and available financial resources.


     The Company intends to utilize its primary strengths and growth and operating strategy to remain competitive in the mortgage industry. Increased competition in the mortgage industry could have the effect of (i) lowering gains that may be realized on loan sales, (ii) reducing an individual company's volume of loan originations and sales, (iii) increasing demand for experienced personnel increasing the likelihood such personnel will be recruited by competitors and (iv) lowering the industry standard for underwriting guidelines as competitors attempt to increase or maintain market share in the face of increased competition. In the past, certain of these factors have caused the revenues and net income of many participants in the mortgage industry, including the Company, to fluctuate from quarter to quarter.

MORTGAGE LOAN ORIGINATIONS

     The Company originates mortgage loans through its Wholesale and Retail Divisions. The Wholesale Divisions originate loans through a network of independent mortgage brokers and the Retail Division solicits loans directly from prospective borrowers.

     The following table sets forth selected information relating to total mortgage loan originations during the periods shown:

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loan originations:
Wholesale Subprime Division principal balance..............  $750,406    $507,250    $199,963
Wholesale Prime Division principal balance.................    26,716          --          --
Retail Division principal balance..........................    11,357       7,451          --
Small Commercial principal balance(1)......................        --      17,920          --
                                                             --------    --------    --------
                                                             $788,479    $532,621    $199,963
                                                             ========    ========    ========
Number of mortgage loans...................................     7,897       5,425       1,988
Average principal balance per loan.........................  $    100    $     98    $    101
Weighted average initial loan-to-value ratio(2)............      74.4%       69.3%       68.5%
Weighted average fixed interest rate.......................      10.2%       10.5%       10.7%
Weighted average adjustable interest rate..................       9.7%        9.2%        8.6%
Weighted average fixed/adjustable interest rate............       9.6%        9.5%       10.0%
"A+" and "A-" loans as a percentage of total subprime
  mortgage loans originated(3).............................      66.1%       57.5        51.6%

---------------

(1) The Company discontinued the origination of small commercial loans in April 1997.

(2) Determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

(3) Based on initial principal balance, and excludes conforming loans, and non-conforming loans which are not subprime loans originated by the Wholesale Prime Division.

     Substantially all mortgage loans originated by the Company are secured by a first priority mortgage on the subject property and for the year ended June 30, 1998, less than 1% of the principal balance of the mortgage loans originated were secured by second priority mortgages; none of such mortgage loans were originated for the years ended June 30, 1997 and 1996.

WHOLESALE SUBPRIME DIVISION

     Historically, the Company's primary source of mortgage loans has been its Wholesale Subprime Division, which maintains relationships with approximately 3,200 independent mortgage brokers which, during the year ended June 30, 1998, originated mortgage loans in 42 states. During the years ended June 1997 and 1996, the Company had approximately 1,830 and 620 approved brokers and originated loans in 33 and 21 states, respectively. At June 30, 1998, the Company's wholesale subprime division had 45 origination locations and employed 96 account executives who service mortgage brokers. The states in which the Company had origination locations at June 30, 1998 were California, Illinois, Florida, Hawaii, Utah, Wisconsin, Oregon, Massachusetts, Maryland, Colorado, Indiana, Ohio, Washington, Idaho, Missouri, Michigan, Georgia, South Carolina, Rhode Island, Oklahoma, Pennsylvania, Tennessee, Texas, North Carolina and Minnesota. The Wholesale Subprime Division funded $750.4 millions in loans, or 95.2%, of the Company's total mortgage loan production during the year ended June 30, 1998. During the year ended June 30, 1998, the Company's 10 largest producing brokers originated approximately 9.7% of the Company's mortgage loans, with the largest broker accounting for approximately 1.5%.



     Mortgage loan brokers act as intermediaries between property owners and the Company in arranging mortgage loans. The Company enters into a mortgage broker agreement with each of its independent mortgage brokers. Pursuant to the agreement, the Company and the mortgage broker establish a non-exclusive relationship whereby the mortgage broker will, from time to time and at its option, submit completed mortgage loan application packages from the general public to the Company for funding consideration and facilitate the closing of mortgage loan application packages approved for funding by the Company. The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to obtain loan applications and maintain contact with borrowers, originating loans through the Wholesale Subprime Division allows the Company to increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations. The Company has no obligation to pay a mortgage broker any sum owed to the mortgage broker by a borrower, nor does the Company have any obligation to pay a mortgage broker any sum with respect to accounts of any mortgage loan application package which the Company does not fund and close.



     Loan applications generally are submitted by mortgage brokers to an account executive in one of the Company's sales offices. The loan is logged-in for Federal Real Estate Procedures Settlement Act of 1974, as amended ("RESPA") and other regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to each application as quickly as possible. If approved, a "conditional approval" will be issued to the broker with a list of specific conditions to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. The originating account executive and a production assistant will work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, the Company funds loans within 15 to 40 days after approval of the loan application. All independent mortgage brokers who submit loan applications to the Company must be registered or licensed as required by the jurisdiction in which they operate and must be approved by the Company. The Company audits 100% of its brokers on an annual basis in order to confirm possession of a current license, updated financials on file and any changes in broker staff or address.



     The Company believes that an important element in developing, maintaining and expanding its independent mortgage broker relationships is to provide a high level of product knowledge and customer service to its brokers. Each account executive receives training prior to being assigned to a territory which, in most cases, includes experience in the loan production department so that the account executive will be familiar with all phases of loan origination and production. This training enables the account executive to quickly review a loan application in order to identify the borrower's probable risk classification and then assist the broker in identifying the appropriate product for the borrower, thereby enhancing the likelihood that the loan will be approved at the rate and on the terms anticipated by the borrower. After a loan package is submitted to the Company, the account executive and a production assistant provide assistance to the broker to complete the loan transaction. Account executives are compensated based on the number and the dollar volume of loans funded.


WHOLESALE PRIME DIVISION


     The Company established a Wholesale Prime Division during the quarter ended March 1998 to originate, purchase and sell mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The division originates a variety of mortgage loans including (i) loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC, (ii) non-conforming mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $227,150, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.



     The Company believes that an important element in development, and expanding its service to independent mortgage brokers is the ability to offer conventional mortgage loan products and non-conforming loans which are not subprime loans as well as its subprime products.



     At June 30, 1998, the Company employed seven account executives who service mortgage brokers located primarily in Southern California. During the year ended June 30, 1998, through its wholesale prime division, the Company originated approximately $26.7 million in loans, or 3.4%, of its Company's total mortgage loan production.



     The Company has sold its prime loans during the year on a serviced released basis for cash to various investors, and originated substantially all of its loans through independent mortgage loan brokers.


     The following table sets forth selected information relating to a wholesale loan originations during the periods shown:

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
WHOLESALE SUBPRIME DIVISION
Principal balance..........................................  $750,406    $507,250    $199,963
Average principal balance per loan.........................  $     99    $     96    $    101
Weighted average initial loan-to-value ratio...............      74.4%       69.5%       68.5%
Weighted average interest rate.............................       9.7%        9.6%        9.4%
Occupancy:
  Owner occupied...........................................      87.7%       85.1%       86.6%
  Non-owner occupied.......................................      12.3%       14.9%       13.4%

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
WHOLESALE PRIME DIVISION
Principal balance..........................................  $ 26,716          --          --
Average principal balance per loan.........................  $    142          --          --
Weighted average initial loan-to-value ratio...............      72.8%                     --
Weighted average interest rate.............................       7.6%         --          --
Occupancy:
  Owner occupied...........................................      90.4%         --          --
  Non-owner................................................       9.6%         --          --

RETAIL DIVISION


     The Company's Retail Division, which markets mortgage loans directly to homeowners, began operations in March 1996. The Company operates the Retail Division, which as of June 30, 1998, consisted of 31 persons, including 13 account executives, to further diversify loan production sources and to capture origination fees typically collected by retail brokers. By creating a direct relationship with the borrower, retail lending provides a sustainable loan origination franchise, offering greater control over the lending process while generating loan origination fees to offset the higher costs of retail lending. The cash gain on sales of retail loans is generally greater than the cash gain on sales of broker-sourced loans because, unlike in the case of broker-sourced originations, a third party does not share in the fees and points paid by the borrower. The Company's Retail Division offers the same products as those of its Wholesale Divisions.

     The Company, while maintaining its focus on its Wholesale Divisions, has recently formulated a low cost retail marketing strategy designed to produce growth in its Retail Division. The Company's strategy focuses on loan originations from borrowers through telemarketing and advertising coordinated by its retail sales staff primarily at the Company's executive offices and, to a lesser extent, at local sales offices. This focus on centralization enables the Company to conduct its retail operations with less overhead than a retail business that operates exclusively through a sales office network. The Company originated through its Retail Division approximately $11.3 million, or 1.4%, and $7.4 million, or 1.4%, of the Company's total mortgage loan production during the years ended June 30, 1998 and 1997, respectively.

     The following table sets forth selected information relating to retail loan originations during the periods shown:

                                                                  YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                               1998       1997     1996(1)
                                                              -------    ------    -------
                                                                 (DOLLARS IN THOUSANDS)
RETAIL DIVISION
Principal balance...........................................  $11,357    $7,451      --
Average principal balance per loan..........................       84        83      --
Weighted average initial loan-to-value ratio................     73.3%     70.1%     --
Weighted average interest rate..............................      9.1%      9.6%     --
Occupancy:
  Owner occupied............................................     93.1%     87.8%     --
  Non-owner occupied........................................      6.9%     12.2%     --

---------------
(1) The retail division initiated operations in March 1996.

PRODUCT TYPES

     The Company primarily offers subprime loans and, to a lessor extent, conforming mortgage products and non-conforming loans which are not subprime loans.

  Subprime Mortgages:

     The Company offers both fixed-rate and adjustable-rate subprime loans, as well as subprime loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable-rate. Most of the adjustable-rate loans originated by the Company are offered at a low initial rate, sometimes referred to as a "teaser" rate. At each interest rate adjustment date, the Company adjusts the rate, subject to certain limitations on the amount of any single adjustment, until the rate charged equals the fully indexed rate. The Company's subprime borrowers fall into six subprime risk classifications and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification (see "-- Underwriting"). The Company offers a wide variety of interest rate and points paid combinations on many of its products so that customers may elect to pay higher points at closing to secure a lower rate over the life of the loan or pay a higher interest rate and reduce or eliminate points payable at closing. The interest rate on the Company's subprime adjustable rate mortgages is typically tied to six-month LIBOR and the Company offers 1.0% or 1.5% semi-annual interest rate caps and 6.5% or 7.0% life caps. The Company sets subprime mortgage loan coupons and fees after considering several factors, including the borrower's credit rating, the loan-to-value ratio of the property, the state in which the loan was originated and competitive and market conditions. The Company's maximum subprime loan amounts are generally $500,000 with a loan-to-value ratio of up to 90%. The Company does, however, offer larger subprime loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 90% for selected borrowers with a Company risk classification of "A+" or "A-". Subprime loans originated by the Company for the year ended June 30, 1998, 1997 and 1996 had an average principal balance per loan of $99,845, $98,179 and $100,585, respectively, and a weighted average initial loan-to-value ratio of 74.3%, 69.3% and 68.5%, respectively. Unless prohibited by state law or otherwise waived by the Company upon the payment by the related borrower of higher origination fees and a higher interest rate, the Company generally imposes a prepayment penalty on the borrower. Approximately 58.0%, 58.1% and 51.2% of the subprime loans the Company originated during the years ended June 30, 1998, 1997 and 1996, respectively, provided for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments. The Company's current subprime products are as follows:


  Standard Products:

     2-Year or 5-Year Fixed/Adjustable Rate Programs -- A 30-year fully amortized program with the initial interest rate fixed for the first two or five years of the loan. Beginning with the 25th or 61st monthly payment, the loan converts to an adjustable rate, LIBOR-indexed loan. There is no rate cap on the first adjustment (at conversion). Thereafter, all interest rate caps apply as described in the LIBOR loan product.


     6-Month LIBOR Adjustable -- An adjustable rate first mortgage program indexed to six-month LIBOR, featuring a semi-annual interest rate cap of 1.0% - 1.5%, and a life cap of 6.5% - 7.0%. This product is fully amortized over a 30-year life.


     15- or 30-Year Fixed Rate Program -- A fixed rate first mortgage loan program fully amortized over a 15- or 30-year period.

     All of the standard mortgage products have prepayment penalties (where legally allowed) for a period of one to five years.

  Other Products:

     90% LTV First Mortgage Loan -- A 30-year fully amortized adjustable rate or fixed rate program. The adjustable rate program is indexed to LIBOR featuring a semi-annual interest rate cap of 1.0% and a life cap of 6.5%. This product is limited to the A+ and A- credit risk categories.

     Second Mortgage Program -- Fixed rate amortizing and fixed rate with balloon payments are offered. This product is limited to the A+ through B credit risk, with a maximum combined loan-to-value ratio equal to 100%. Underwriting guidelines are similar to that of the Company's standard products.

     125% LTV Program -- A fixed rate first or second mortgage with an initial loan-to-value ratio of up to 125% with terms ranging from five to 25 years limited to borrowers with good credit histories. The use of loan proceeds is limited to debt consolidation, home improvements and/or asset purchases. Underwriting guidelines are primarily credit score and mortgage history driven.


  Prime Mortgages:



     The Company offers both fixed rate and adjustable rate conforming loan programs that meet the guidelines for purchase by government sponsored entities, such as FNMA and FHLMC, which guarantee mortgage backed securities and permanent investors in mortgage backed securities secured by or representing an ownership interest in such mortgage loans and loans that fail to satisfy the criteria to be a conforming loan for one or more reasons.



     These loan products can be categorized as follows:


     Conforming Mortgage Loans -- These mortgage loans satisfy the underwriting criteria for sale or exchange through one of the Agencies.


     Non-conforming Mortgage Loans which are not Subprime Loans -- These mortgage loans fail to satisfy the criteria to be an Agency mortgage loans for one or more reasons. Certain of these mortgage loans ("Jumbos") generally meet the Agency criteria but exceed the maximum loan size (currently $227,150 for single family, one-unit mortgage loans in the continental United States). Jumbos are generally eligible for sale to one of the national privately-sponsored mortgage conduits.



     Certain other non-conforming mortgage loans may fail to satisfy other elements of the Agency underwriting criteria, such as those relating to documentation, employment history, income verification, loan-to-value ratios, qualifying ratios or borrower net worth. The Company refers to this category of mortgage loans generally as Alternative A ("ALT A") mortgage loans. The Company focuses on an applicant's credit score, in conjunction with other factors, in underwriting its ALT A mortgage loans. While some ALT A mortgage loans exceed the maximum loan size eligible for sale through one of the Agencies, many have principal balances within the Agency limits.

     Second Mortgage Loans -- Second mortgage loans are generally secured by second liens on the related property. The mortgage loans can take the form of a home equity line of credit ("HELOC") or a closed-end loan. Both types of home equity mortgage loans are designed primarily for high credit quality borrowers and are underwritten according to the Company's criteria for second-lien mortgage loans. These mortgage loans are originated in some instances in conjunction with the Company's origination of a first-lien mortgage loan on the related property.

     The following table sets forth selected information relating to loan originations by product type for the periods indicated:


                                           YEAR ENDED JUNE 30, 1998
--------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                          PRINCIPAL                   NUMBER   AVERAGE    AVERAGE    WEIGHTED       INITIAL
                            AMOUNT      % OF TOTAL      OF     BALANCE    INTEREST    AVERAGE    LOAN-TO-VALUE
          TYPE            ORIGINATED   ORIGINATIONS   LOANS    PER LOAN   RATE(1)    MARGIN(2)       RATIO
          ----            ----------   ------------   ------   --------   --------   ---------   -------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages:
2-Year Fixed............   $539,934        68.5%      5,220    $103,436        9.7%     6.2%         75.4%
6-Month LIBOR
  Adjustable............    100,601        12.8         816     123,286        9.7%     6.3%         74.8%
30-Year Fixed...........     83,079        10.5       1,136      73,133       10.2%      --          71.1%
5-Year Fixed............     22,537         2.9         211     106,810        9.3%     6.3%         71.8%
15-Year Fixed...........     11,825         1.5         231      51,191       10.2%      --          65.1%
CLTV125/2ndTD...........      3,787         0.4          95      39,863       13.5%      --          35.5%
                           --------       -----       -----
    Subtotal............    761,763        96.6       7,709      98,815        9.7%      --          74.4%
                           --------       -----       -----
Prime Mortgages(3):
Non-conforming..........     15,957         2.0          84     189,964        7.8%      --          74.6%
Conforming..............     10,119         1.3          85     119,047        7.1%      --          73.4%
2nd TD..................        640         0.1          19      33,684       10.9%      --          16.8%
                           --------       -----       -----
    Subtotal............     26,716         3.4         188     142,106        7.6%      --          72.8%
                           --------       -----       -----
                           $788,479       100.0%      7,897      99,845        9.7%     6.2%         74.4%
                           ========       =====       =====



                                           YEAR ENDED JUNE 30, 1997
--------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                          PRINCIPAL                   NUMBER   AVERAGE    AVERAGE    WEIGHTED       INITIAL
                            AMOUNT      % OF TOTAL      OF     BALANCE    INTEREST    AVERAGE    LOAN-TO-VALUE
          TYPE            ORIGINATED   ORIGINATIONS   LOANS    PER LOAN     RATE      MARGIN         RATIO
          ----            ----------   ------------   ------   --------   --------   ---------   -------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages:
2-Year Fixed............   $289,549        54.4%      2,838    $102,027        9.5%     6.4%         70.5%
6-Month LIBOR
  Adjustable............    110,870        20.8       1,066     104,005        9.2%     6.5%         70.2%
30-Year Fixed...........     74,162        13.9       1,011      73,355       10.5%      --          66.1%
5-Year Fixed............     30,379         5.7         286     106,221        9.2%     6.5%         67.4%
15-Year Fixed...........      9,741         1.8         198      49,198       10.6%      --          62.6%
Small Commercial(4).....     17,920         3.4          26     689,231        9.8%      --          63.8%
                           --------       -----       -----
                           $532,621       100.0%      5,425      98,179        9.6%     6.4%         69.3%
                           ========       =====       =====

                                           YEAR ENDED JUNE 30, 1996
--------------------------------------------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                          PRINCIPAL                   NUMBER   AVERAGE    AVERAGE    WEIGHTED       INITIAL
                            AMOUNT      % OF TOTAL      OF     BALANCE    INTEREST    AVERAGE    LOAN-TO-VALUE
          TYPE            ORIGINATED   ORIGINATIONS   LOANS    PER LOAN     RATE      MARGIN         RATIO
          ----            ----------   ------------   ------   --------   --------   ---------   -------------
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages:
2-Year Fixed............   $ 61,141        30.6%        592    $103,280       10.0%     5.5%         67.6%
6-Month LIBOR
  Adjustable............     96,866        48.4         901     107,509        8.6%     5.9%         70.6%
30-Year Fixed...........     29,993        15.0         371      80,843       10.7%      --          65.4%
5-Year Fixed............     10,020         5.0          94     106,595       10.0%     5.7%         64.9%
15-Year Fixed...........      1,943         1.0          30      64,764       10.7%      --          65.6%
                           --------       -----       -----
                           $199,963       100.0%      1,988     100,585        9.4%     5.7%         68.5%
                           ========       =====       =====


---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two years or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

(2) The margin for a loan is a fixed amount set for the life of the loan, which when added to the index (as described below) determines the interest rate on the loan (subject to interest rate floors, ceilings and caps). The index used by the Company is the six-month LIBOR, as published each Monday in the Wall Street Journal. Fixed rate loans have no margin because such loans are not tied to an index.


(3) The Company's Wholesale Prime Division commenced operations in March 1998. The division originates loans products for primarily high credit quality borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC.


(4) The Company discontinued the origination of small commercial loans in April 1997.

GEOGRAPHIC CONCENTRATION

     The following table sets forth aggregate dollar amounts and the percentage of all loans originated by the Company by state for the periods shown:


                                                     FOR THE YEAR ENDED JUNE 30,
                        --------------------------------------------------------------------------------------
                                   1998                          1997                          1996
                        --------------------------    --------------------------    --------------------------
                        PRINCIPAL                     PRINCIPAL                     PRINCIPAL
                          AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL
                        ORIGINATED    ORIGINATIONS    ORIGINATED    ORIGINATIONS    ORIGINATED    ORIGINATIONS
                        ----------    ------------    ----------    ------------    ----------    ------------
                                                        (DOLLARS IN THOUSANDS)
California............   $236,735         30.0%        $196,526         36.9%        $107,063          53.6%
Illinois..............    130,780         16.6           55,351         10.4           13,741           6.9
Florida...............     70,758          9.0           28,597          5.4            7,430           3.7
Hawaii................     46,740          5.9           63,868         12.0           12,021           6.0
Utah..................     30,459          3.9           20,486          3.8            6,934           3.5
Wisconsin.............     29,176          3.7           22,174          4.2            5,251           2.6
Colorado..............     27,386          3.5           24,102          4.5           14,693           7.3
Massachusetts.........     25,904          3.3            6,277          1.2               --            --
Maryland..............     24,701          3.1            5,010          0.9               --            --
Oregon................     22,647          2.9           21,123          4.0           12,420           6.2
Washington............     23,079          2.9            9,495          1.8            9,564           4.8
Ohio..................     17,442          2.2           19,938          3.7            2,472           1.2
Indiana...............     17,180          2.2           12,757          2.4               --            --
Missouri..............     14,669          1.9           10,712          2.0               27           0.0
Idaho.................     12,526          1.6            8,314          1.6            2,246           1.1
Michigan..............      9,700          1.2            2,353          0.4               --            --
Other(1)..............     48,597          6.1           25,538          4.8            6,101           3.1
                         --------        -----         --------        -----         --------        ------
                         $788,479        100.0%        $532,621        100.0%        $199,963         100.0%
                         ========        =====         ========        =====         ========        ======


---------------
(1) Except for Texas which accounted for 1.3% for the year ended June 30, 1996, no other state accounted for greater than 1.0%.


QUALITY CONTROL AND UNDERWRITING



     The Company has separate and distinct quality controls and underwriting for each of its Wholesale Subprime Division and Wholesale Prime Division.



WHOLESALE SUBPRIME DIVISION QUALITY CONTROL



     The Company has implemented a subprime loan quality control process designed to ensure sound lending practices and compliance with the Company's policies and procedures. Prior to the funding of a subprime loan, the Company performs a "pre-funding quality control audit" which consists of the verification of a borrower's credit and employment, utilizing automated services and verbal verifications.



     Properties underlying the potential subprime mortgage loans are appraised by an appraiser selected by the submitting broker. Every independent appraisal is reviewed by the Company's chief subprime appraiser (the "Chief Subprime Appraiser"), other Company appraisers or by another independent appraiser approved by the Company's Chief Subprime Appraiser to confirm the adequacy of the property as collateral prior to funding.



     Subsequent to funding, the Company's quality assurance department audits 100% of all subprime closed loans. The department performs a review of documentation for compliance with established underwriting guidelines and lending procedures along with independent appraisal reviews and recertifications. All funding documents are reviewed for accuracy, completeness and adherence to corporate, state and federal require-ments. As a part of this audit process, deficiencies are reported to the Company's senior management to determine trends and the need for additional training of Company personnel.


UNDERWRITING



     The Company originates its subprime mortgage loans in accordance with the underwriting criteria (the "Underwriting Guidelines") described below. The subprime loans the Company originates generally do not satisfy underwriting standards such as those utilized by FNMA and FHLMC; therefore, the Company's subprime loans are likely to result in rates of delinquencies and foreclosures that are higher, and may be substantially higher, than those rates experienced by portfolios of mortgage loans underwritten in a more traditional manner. The Subprime Underwriting Guidelines are intended to evaluate the credit history of the potential borrower, the capacity of the borrower to repay the subprime mortgage loan, the value of the real property and the adequacy of such property as collateral for the proposed loan. Based upon the underwriter's review of the subprime loan application and related data and application of the Underwriting Guidelines, the loan terms, including interest rate and maximum loan-to-value, are determined.



     The Company employs experienced underwriters and the Company's chief subprime underwriter (the "Chief Subprime Underwriter") must approve the hiring of all underwriters, including those located in the regional offices and branch locations. The Company's underwriters are required to have had either substantial underwriting experience with a consumer finance company or other subprime or non-conforming lender or substantial experience with the Company in other aspects of the subprime or non-conforming mortgage finance industry before becoming part of the Company's underwriting department. As of June 30, 1998, the Company employed 44 underwriters with an average of approximately five years of non-conforming mortgage lending experience. All underwriters participate in ongoing training, including regular supervisory critiques of each underwriter's work. The Company believes that its experienced underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.



     The underwriting appraisal staff reviews the value of the underlying collateral based on a full appraisal completed by pre-approved qualified licensed independent appraisers. All appraisers are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation. In addition, every independent appraisal is reviewed by the Company's Chief Subprime Appraiser, other Company appraisers or by another independent appraiser approved by the Company's Chief Subprime Appraiser to confirm the adequacy of the property as collateral.



     The Underwriting Guidelines include three levels of applicant documentation requirements, referred to as the "Full Documentation," "Lite Documentation" and "Stated Income Documentation" programs. Under each of the programs, the Company reviews the applicant's source of income, calculates the amount of income from sources indicated on the loan application or similar documentation, reviews the credit history of the applicant, calculates the debt service-to-income ratio to determine the applicant's ability to repay the loan, reviews the type and use of the property being financed, and reviews the property. In determining the ability of the applicant to repay the loan, the Company's underwriters use (i) a qualifying rate that is equal to the stated interest rate on fixed-rate subprime loans, (ii) the initial interest rate on subprime loans which provide for two, three or five years of fixed payments before the initial interest rate adjustment, or (iii) one percent above the initial interest rate on other adjustable-rate subprime loans. The Underwriting Guidelines require that subprime mortgage loans be underwritten in a standardized procedure which complies with applicable federal and state laws and regulations and requires the Company's underwriters to be satisfied that the value of the property being financed, as indicated by an appraisal and the appraisal review. In general, the maximum loan amount for subprime mortgage loans originated under the programs is $500,000; however, larger subprime loans may be approved on a case-by-case basis. The Underwriting Guidelines permit one-to-four family residential property subprime loans to have loan-to-value ratios at origination of generally up to 80%, or up to 90% for borrowers in the Company's highest credit grade categories, depending on, among other things, the purpose of the mortgage loan, a borrower's credit history, repayment ability and debt service-to-income ratio, income documentation, as well as the type and use of the property.

     Under the Full Documentation program, applicants are generally required to submit two written forms of verification of stable income for at least 12 months. Under the Lite Documentation program, one such form of verification is required for six months. Under the Stated Income Documentation program, an applicant may be qualified based upon monthly income as stated on the subprime mortgage loan application if the applicant meets certain criteria. All the foregoing programs require that with respect to salaried employees there be a telephone verification of the applicant's employment. Verification of the source of funds required to be deposited by the applicant into escrow in the case of a purchase money loan is generally required under the Full Documentation program guidelines and on all purchase loans where the loan-to-value ratio is greater than 80%. No such verification is required under any of the programs where the loan-to-value ratio is less than 80%. The maximum loan-to-value ratio is reduced by 5% to 10% for the Lite Documentation and Stated Income Documentation programs. The level of documentation percentages of subprime loan originations are as follows:


                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Full........................................................   56.2%    50.5%    50.9%
Stated Income...............................................   43.1     48.8     49.1
Lite........................................................    0.7      0.7       --
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====

     The Company's categories and criteria for grading the credit history of potential borrowers is set forth in the table below. Generally, borrowers in lower credit grades are less likely to satisfy the repayment obligations of a subprime mortgage loan and, therefore, are subjected to lower loan-to-value ratios and are charged higher interest rates and loan origination fees. Subprime Loans made to lower credit grade borrowers, including credit-impaired borrowers, entail a higher risk of delinquency and may result in higher losses than loans made to borrowers who use conventional mortgage sources. The Company believes that the amount of equity present in the collateral securing its subprime loans generally mitigates these risks.


                           UNDERWRITING GUIDELINES(1)

                            A+ RISK            A- RISK            B RISK             C+ RISK            C RISK
                       -----------------  -----------------  -----------------  -----------------  -----------------
Existing Mortgage      One 30-day late    Maximum of two     Maximum of four    Maximum six 30-    Unlimited number
                       payment in the     30-day late        30-day late        day late           of 30-day and 60-
                       last 12 months.    payments in the    payments within    payments; or,      day late payments
                                          last 12 months.    the last 12        four 30-days, one  and a maximum of
                                                             months allowed if  60-day and one     one 120-day late
                                                             LTV is greater     90-day late        payment within
                                                             than 80%. Maximum  payment in the     the last 12
                                                             four 30-day late   last 12 months if  months. There may
                                                             payments; or, two  LTV is 75% or      be a current
                                                             30-day late less.  less. Maximum      notice of
                                                             payments and one   five 30-day late   default, however
                                                             60-day late        payments and no    the maximum
                                                             payment in the     60-day late        delinquency
                                                             last 12 months if  payments if LTV    cannot exceed 120
                                                             LTV is 80% or      is greater than    days.
                                                             less.              75%. Maximum six
                                                                                30-day payments
                                                                                if LTV is greater
                                                                                than 65% and loan
                                                                                is under the
                                                                                Stated Income
                                                                                Documentation
                                                                                program.
Other Credit           Very good to       Very good credit   Generally good     Some significant   Frequent
                       excellent credit   history within     credit within the  derogatory credit  derogatory
                       within the last    the last 12        last 12 months.    in the past 12     consumer credit.
                       24 months. Minor   months. Minor      Some late          months.            Collections and
                       late payments      late payments      payments (not      Generally,         chargeoffs may
                       (not more than 30  (not more than 60  more than 90       collections and    remain open after
                       days) may be       days) may be       days) may be       chargeoffs not     funding.
                       allowed on a       allowed on a       allowed.           more than $2,000
                       limited basis.     limited basis.                        may remain open
                                                                                after closing.
Bankruptcy filings     Generally, no      Generally, no      Generally, no      Chapter 7          Chapter 7
                       bankruptcy         bankruptcy         bankruptcy         bankruptcy must    Bankruptcy must
                       filings in the     filings in the     filings in the     have been          have been
                       last two years.    last two years.    last two years.    discharged at      discharged at
                                                                                least 12 months    least six months
                                                                                prior to           prior to
                                                                                application.       application.
                                                                                Chapter 13         Chapter 13
                                                                                Bankruptcy must    Bankruptcy must
                                                                                have been filed    have been filed
                                                                                for at least 24    for at least 18
                                                                                months and         months and
                                                                                borrower must      borrower must
                                                                                have paid          have paid
                                                                                according to the   according to the
                                                                                Chapter 13 Plan.   Chapter 13 Plan.
                                                                                Chapter 13         Chapter 13
                                                                                Bankruptcy must    Bankruptcy must
                                                                                be paid or         be paid or
                                                                                discharged at      discharged at
                                                                                closing.           closing.
Debt service-to-       45%                45% to 90% LTV     45% to 85% LTV     50% to 80% LTV     60%
  income ratio                            50% to 80% LTV     50% to 80% LTV     55% to 75% LTV
                                          55% to 75% LTV     60% to 70% LTV
Minimum LTV(2)         90%                90%                85%                80%                70%

                            C- RISK
                       -----------------
Existing Mortgage      Unlimited 30- and
                       60-day late
                       payments and a
                       maximum of one
                       150-day late
                       payment if LTV is
                       greater than 65%,
                       maximum one
                       180-day late
                       payment if LTV is
                       less than 65%.
                       Delinquencies
                       more than 180
                       days may be
                       allowed if LTV is
                       less than 60%.
Other Credit           Significant
                       credit defaults.
                       Collections and
                       chargeoffs may
                       remain open after
                       closing.
Bankruptcy filings     Current
                       Bankruptcy.
                       Bankruptcy
                       allowed on a case
                       by case basis;
                       Bankruptcy must
                       be paid or
                       discharged at
                       closing.
Debt service-to-       60%
  income ratio
Minimum LTV(2)         70%

---------------

(1) The letter grade applied to each risk classification reflects the Company's internal standards and does not necessarily correspond to the classifications used by other mortgage lenders. "LTV" means loan-to-value.


(2) The maximum LTV set forth in the table is for borrowers providing Full Documentation. The LTV is reduced for Lite Documentation and Stated Income Documentation, if applicable.

     The Company evaluates its Underwriting Guidelines on an ongoing basis and periodically modifies the Underwriting Guidelines to reflect the Company's current assessment of various issues related to an underwriting analysis. In addition, the Company adopts underwriting guidelines appropriate to new loan products, such as those offered by the Retail Division. The conventional mortgage loans and second mortgage loans, including 125% loan-to-value loans, offered by the Retail Division are underwritten to the standards of the intended buyers thereof and utilize information not considered by the Company in its Subprime Underwriting Guidelines, including credit scores.

     Exceptions. As described above, the Company uses the foregoing categories and characteristics as underwriting guidelines only. On a case-by-case basis, the Company's underwriters may determine that the prospective borrower warrants a risk category upgrade, a debt service-to-income ratio exception, a pricing exception, a loan-to-value exception or an exception from certain requirements of a particular risk category (collectively called an "upgrade" or an "exception"). An upgrade or exception may generally be allowed if the application reflects certain compensating factors, including among others: low loan-to-value ratio; pride of ownership; stable employment; and the length or residence in the subject property. Accordingly, the Company may classify certain mortgage loan applications in a more favorable risk category than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less favorable risk category.


     Wholesale Prime Division Quality Control. Underwriting. The Company originates its conforming and nonconforming loans in accordance with the certain underwriting standards to achieve the quality of mortgages required by either the agencies or its secondary market investors.



     The Company generally performs a pre-funding audit on each mortgage loan. This audit includes a review for compliance with applicable underwriting program guidelines and accuracy of the credit report and telephone verification of employment. The Company performs a post-funding quality control review on a minimum of 10% of the mortgage loans originated or acquired for complete re-verification of employment, income and liquid assets used to qualify for such mortgage loan. Such review also includes procedures intended to detect evidence of fraudulent documentation and/or imprudent activity during the processing, funding or selling of the mortgage loan. Verification of occupancy and applicable information is made by regular mail, or by an independent inspection company.



     One- to-four-family residential properties are appraised by qualified independent appraisers who are approved by the Company. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice adopted by the Appraisal Standards Board of the Appraisal Foundation and must be on forms acceptable to FNMA and FHLMC. As part of the Company's pre-funding quality control procedures, either field or desk appraisal reviews are obtained on 10% of all mortgage loans.



     Underwriting. Mortgage loan applications must be approved by the Company's underwriters in accordance with its underwriting criteria, including credit scores, loan-to-value ratios, borrower income qualifications, investor requirements, necessary mortgage insurance coverages and property appraisal requirements. Mortgage loan applications are assigned to an underwriter at the Company based upon the size and complexity of the mortgage loan and the underwriter's experience level.


     Conforming mortgage loans originated for sale to the Agencies must satisfy the underwriting standards for one of the programs sponsored by such entities. All other mortgage loans originated by the Company (including ALT A loans and home equity loans) are underwritten by the Company according to its credit, appraisal and underwriting standards. Such underwriting standards are applied to evaluate the prospective borrower's credit standing and repayment ability and the value and adequacy of the mortgaged property as collateral. These standards, which are summarized below, are applied in accordance with applicable federal and state laws and regulations. Exceptions to the underwriting standards are permitted when compensating factors are present, and/or prior approval by its secondary market investors.


     The Company's underwriting standards for purchase money or rate/term refinance mortgage loans secured by one- to two-family primary residences generally allow loan-to-value ratios at origination of up to 95% for mortgage loans with original principal balances of up to $400,000, up to 90% for mortgage loans secured by one- to four-family primary residences with original principal balances of up to $500,000 and up to 80% for mortgage loans with original principal balances up to $650,000. The loan-to-value ratio for super jumbos generally may not exceed 60%. For cash-out refinance mortgage loans, the maximum loan-to-value ratio generally is 80%, and the maximum "cash out" amount permitted is based in part on the original amount of the related mortgage loan.



     The Company's underwriting standards for mortgage loans secured by investment properties generally allow loan-to-value ratios at origination of up to 90% for mortgage loans with original principal balances up to $300,000 on no cash-out and purchase transactions. On a cash-out refinance mortgage loan, the loan-to-value is reduced up to 80% with an original principal balance up to $300,000. The Company's underwriting standards permit mortgage loans secured by investment properties to have higher original principal balances if they have lower loan-to-value ratios at origination.



     For each mortgage loan secured by a first lien with a loan-to-value ratio at origination exceeding 80%, the Company generally requires a private mortgage insurance policy insuring a portion of the balance of the mortgage loan. In certain circumstances, however, the Company does not require private mortgage insurance on mortgage loans with principal balances up to $500,000 that have loan to value ratios exceeding 80% but less than or equal to 90%. All residences, except cooperative and certain high-rise condominium dwellings, are eligible for this program. Each qualifying mortgage loan will be made at an interest rate that is higher than the rate would be if the loan-to-value ratio was 80% or less or if private mortgage insurance was obtained.


     In determining whether a prospective borrower has sufficient monthly income available (i) to meet the borrower's monthly obligation on the proposed mortgage loan and (ii) to meet monthly housing expenses and other financial obligations, including the borrower's monthly obligations on the proposed mortgage loan, the Company generally considers, when required by the applicable documentation program, the ratio of such amounts to the proposed borrower's acceptable monthly gross income. Such ratios vary depending on a number of underwriting criteria, including loan-to-value ratios, and are determined on a loan-by-loan basis.


     The Company also examines a prospective borrower's credit report. Generally, each credit report provides a credit score for the borrower. Credit scores generally are available from three major credit bureaus: TRW, Equifax and Trans Union. The Company attempts to obtain for each borrower a credit score from each credit bureau. If three credit scores are obtained, the Company applies the middle score of the primary wage earner. If two scores are obtained, the Company applies the lower score of the primary wage earner. These scores estimate, on a relative basis, which mortgage loans are most likely to default in the future. Lower scores imply higher default risk relative to a higher score. Credit scores are empirically derived from historical credit bureau data and represent a numerical weighing of a borrower's credit characteristics over a two-year period. A credit score is generated through the statistical analysis of a number of credit-related characteristics or variables. Common characteristics include number of credit lines, payment history, past delinquencies, severity of delinquencies, current levels of indebtedness, types of credit and length of credit history. Attributes are the specific values of each characteristic. A scorecard (the model) is created with weights or points assigned to each attribute. An individual mortgage loan applicant's credit score is derived by summing together the attribute weights for that applicant. Generally, the Wholesale Prime Division does not originate mortgages where the borrower's credit score is less than 620.


     The Company originates and acquires mortgage loans under one of five documentation programs: full documentation, alternative documentation, limited documentation, no ratio loan documentation and no income/no asset verification.

     Under the full documentation program, the prospective borrower's employment, income and assets are verified through written and telephonic communications. Alternative documentation provides for alternative methods of employment verification generally using W-2 forms or pay stubs. Generally, under a full documentation program, a prospective borrower is required to have a minimum credit score of 620.

     Under the limited documentation program, certain credit underwriting documentation concerning income or income verification and/or employment verification is waived. The limited documentation program underwriting places more emphasis on the value of the mortgaged property as collateral and other assets of the borrower than on credit underwriting. Mortgage loans underwritten using the limited documentation program are limited to borrowers with credit histories that demonstrate an established ability to repay indebtedness in a timely fashion. Under the limited documentation program, a prospective borrower is required to have a minimum credit score of 620. Mortgage loans originated and acquired with limited documentation include cash-out refinance loans, super jumbos and mortgage loans secured by investor-owned properties. Permitted maximum loan-to-value ratios (including secondary financing) under the limited documentation program, which range up to 80%, are more restrictive than mortgage loans originated with full documentation or alternative documentation.



     Under the no ratio loan documentation program, income ratios for the prospective borrower are not calculated. Mortgage loans underwritten using the no ratio loan documentation program have loan-to-value ratios less than or equal to 80% and meet the standards for the limited documentation program. A minimum credit score of 660 is required for this program.



     Under the no income/no asset verification program, credit underwriting documentation concerning income, employment verification and asset verification is waived and income ratios are not calculated. Under the no income/no asset verification program, emphasis is placed on the value and adequacy of the mortgaged property as collateral and credit history rather than on verified income and assets of the borrower. Mortgage loans underwritten under no income/no asset verification are limited to borrowers with excellent credit histories. Generally, a minimum credit score of 680 is required.



     Exceptions. On a case-by-case basis, the Company's underwriters may determine that the prospective borrower warrants an exception from its underwriting guidelines. Such exceptions may include a debt service-to-income ratio exception, a loan-to-value exception or an exception from certain documenation requirements of a particular mortgage loan program. An exception may generally be allowed if the application reflects certain compensating factors, including among others: a high credit score; a low loan-to-value ratio; cash reserves; stable employment; and the length of residence in the subject property. Accordingly, the Company may classify certain mortgage loan applications into a more extensive documentation program than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less extensive documenation program and may fund mortgage loans that do not satisfy all of the criteria discussed above for any particular documentation program.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION


     The following tables set forth information concerning the Company's loan production by borrower risk classification for the years ended June 30, 1998, 1997 and 1996.


                                                             YEAR ENDED JUNE 30, 1998
                                     -------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                                     PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                       AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
           CREDIT RATING             ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
           -------------             ----------   ------------   ------   --------   ---------   -------------
                                                              (DOLLARS IN THOUSANDS)
Subprime Loans:
Adjustable Rate (6-Month LIBOR):
A+.................................   $ 42,320        42.1%        286       9.1%       5.6%         76.0%
A-.................................     22,249        22.1         169       9.5%       6.2%         78.3%
B..................................     20,170        20.0         179       9.8%       6.5%         75.0%
C+.................................      6,308         6.3          62      10.6%       6.9%         69.9%
C..................................      4,424         4.4          51      11.2%       7.5%         67.1%
C-.................................      5,130         5.1          69      12.5%       7.7%         62.1%
                                      --------       -----       -----
                                      $100,601       100.0%        816       9.7%       6.3%         74.8%
                                      ========       =====       =====
Fixed/Adjustable Rate
  (2-Year; 5-Year):
A+.................................   $239,460        42.6%      1,870       8.9%      5.86%         77.6%
A-.................................    123,913        22.0       1,133       9.6%      6.18%         77.3%
B..................................    126,007        22.4       1,348       9.9%      6.31%         73.9%
C+.................................     38,283         6.8         543      10.9%      6.93%         69.8%
C..................................     13,517         2.4         227      12.3%      7.44%         64.4%
C-.................................     21,211         3.8         309      12.8%      7.58%         61.3%
                                      --------       -----       -----
                                      $562,391       100.0%      5,430       9.6%       6.2%         75.3%
                                      ========       =====       =====
Fixed Rate (15-Year; 30-Year):
A+                                    $ 41,513        43.7%        501       9.4%        --          71.5%
A-.................................     21,256        22.4         294      10.1%        --          71.5%
B..................................     20,195        21.3         313      10.7%        --          71.2%
C+.................................      7,137         7.5         152      11.5%        --          66.0%
C..................................      1,940         2.0          50      13.2%        --          59.4%
C-.................................      2,943         3.1          58      13.5%        --          59.4%
                                      --------       -----       -----
                                      $ 94,984       100.0%      1,368     10.20%        --          70.4%
                                      ========       =====       =====
Other:
Prime Mortgage Loans(3)............   $ 26,716        87.6%        188      7.60%        --          72.8%
LTV125 Mortgage Loans..............      3,787        12.4          95      13.5%        --          35.5%
                                      --------       -----       -----
                                      $ 30,503       100.0%        283       8.3%        --          70.4%
                                      ========       =====       =====
                                      $788,479                   7,897       9.7%       6.2%         74.4%
                                      ========                   =====


---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two years or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

(2) The margin for a loan is a fixed amount set for the life of the loan, which when added to the Index (as described below) determines the interest rate on the loan (subject to interest rate floors, ceiling and caps). The index used by the Company is the six-month LIBOR, as published each Monday in The Wall Street Journal. Fixed rate loans have no margin because such loans are not tied to an index.


(3) The Company's Wholesale Prime Division commenced operations in the quarter ended March 1998. In general, the credit guidelines for prime mortgage loans exceeds the credit ratings for the Company's subprime mortgage loan, and the borrower's credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC.



                                                             YEAR ENDED JUNE 30, 1997
                                     -------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                                     PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                       AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
           CREDIT RATING             ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
           -------------             ----------   ------------   ------   --------   ---------   -------------
                                                              (DOLLARS IN THOUSANDS)
Adjustable Rate (6-Month LIBOR):
A+.................................   $ 21,238        19.1%        181       8.0%       6.0%         71.4%
A-.................................     32,913        29.7         280       8.5%       6.2%         72.6%
B..................................     24,915        22.5         236       9.0%       6.6%         72.4%
C+.................................     16,481        14.9         179      10.0%       6.7%         68.8%
C..................................      9,398         8.5         114      10.9%       7.3%         63.0%
C-.................................      5,925         5.3          76      12.7%       8.0%         59.3%
                                      --------       -----       -----
                                      $110,870       100.0%      1,066       9.2%       6.5%         70.2%
                                      ========       =====       =====
Fixed/Adjustable Rate
  (2-Year; 5-Year):
A+.................................   $116,138        36.4%        927       8.5%       6.1%         71.8%
A-.................................     82,402        25.8         708       9.2%       6.2%         71.9%
B..................................     60,570        18.9         613       9.7%       6.5%         71.0%
C+.................................     32,031        10.0         416      10.8%       6.9%         67.3%
C..................................     16,790         5.2         271      11.9%       7.2%         63.6%
C-.................................     11,997         3.7         189      12.4%       7.6%         57.7%
                                      --------       -----       -----
                                      $319,928       100.0%      3,124       9.5%       6.4%         70.2%
                                      ========       =====       =====
Fixed Rate (15-Year; 30-Year):
A+.................................   $ 26,249        31.2%        299       9.6%        --          64.2%
A-.................................     27,110        32.3         347      10.1%        --          66.4%
B..................................     14,980        17.9         225      10.9%        --          68.3%
C+.................................      8,529        10.2         177      11.8%        --          66.9%
C..................................      4,373         5.2         107      13.2%        --          63.5%
C-.................................      2,662         3.2          54      13.6%        --          57.9%
                                      --------       -----       -----
                                      $ 83,903       100.0%      1,209      10.5%        --          65.7%
                                      ========       =====       =====
Small Commercial(3)................   $ 17,920                      26       9.8%        --          63.8%
                                      ========                   =====
                                      $532,621                   5,425       9.6%       6.4%         69.3%
                                      ========                   =====


---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two years or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

(2) The margin for a loan is a fixed amount set for the life of the loan, which when added to the index (as described below) determines the interest rate on the loan (subject to interest rate floors, ceiling and caps). The index used by the Company is the six-month LIBOR, as published each Monday in The Wall Street Journal. Fixed rate loans have no margin because such loans are not tied to an index.

(3) The Company discontinued the origination of small commercial loans in April 1997.


                                                             YEAR ENDED JUNE 30, 1996
                                     -------------------------------------------------------------------------
                                                                                                   WEIGHTED
                                                                          WEIGHTED                  AVERAGE
                                     PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                       AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
           CREDIT RATING             ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
           -------------             ----------   ------------   ------   --------   ---------   -------------
                                                              (DOLLARS IN THOUSANDS)
Adjustable Rate (6-Month LIBOR):
A+.................................   $  5,788         6.0%         48       7.8%       5.6%         69.1%
A-.................................     44,400        45.8         389       8.1%       5.5%         72.3%
B..................................     24,967        25.8         237       8.6%       6.1%         71.8%
C+.................................     11,932        12.3         125       9.5%       6.4%         68.1%
C..................................      7,809         8.1          76      10.0%       6.5%         64.4%
C-.................................      1,970         2.0          26      10.9%       6.8%         58.9%
                                      --------       -----       -----
                                      $ 96,866       100.0%        901       8.6%       5.9%         70.6%
                                      ========       =====       =====
Fixed/Adjustable Rate
  (2-Year; 5-Year):
A+.................................   $ 12,530        17.6%        117      9.14%       4.9%         65.8%
A-.................................     21,899        30.8         197       9.6%       5.2%         6.74%
B..................................     19,717        27.7         171      10.1%       5.8%         70.1%
C+.................................      8,680        12.2         105      10.8%       6.1%         66.9%
C..................................      5,960         8.4          66      11.0%       6.3%         64.3%
C-.................................      2,375         3.3          30      12.5%       6.7%         58.6%
                                      --------       -----       -----
                                      $ 71,161       100.0%        686      10.0%       5.6%         67.2%
                                      ========       =====       =====
Fixed Rate (15-Year; 30-Year):
A+.................................   $  1,121         3.5%         11      10.3%        --          70.3%
A-.................................     17,469        54.7         200      10.2%        --          65.6%
B..................................      7,263        22.7          91      10.9%        --          66.6%
C+.................................      3,483        10.9          54      12.0%        --          66.5%
C..................................      1,590         5.0          26      12.2%        --          61.2%
C-.................................      1,010         3.2          19      13.1%        --          50.9%
                                      --------       -----       -----
                                      $ 31,936       100.0%        401      10.7%        --          65.3%
                                      ========       =====       =====
                                      $199,963                   1,988       9.4%       5.7%         68.5%
                                      ========                   =====


---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two years or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

(2) The margin for a loan is a fixed amount set for the life of the loan, which when added to the index (as described below) determines the interest rate on the loan (subject to interest rate floors, ceiling and caps). The index used by the Company is the six-month LIBOR, as published each Monday in The Wall Street Journal. Fixed rate loans have no margin because such loans are not tied to an index.

TECHNOLOGY

     The Company utilizes computer technology to maximize its loan originations. The Company has established a wide area network and is in the process of linking most of the Company's account executives to the Company's computer systems. Through this network, it is expected that an account executive will receive daily status reports regarding pending loans so that he or she can direct efforts to those cases that require attention to complete the processing. Certain account executives, who are not on the network, receive the same data by daily fax communication. The Company has established an Internet website through which brokers and interested parties may access information about the Company's Retail Division and its products. In addition, the Company has reserved the domain name for the Company's main website, which is currently under development. The Company's website addresses are http://www.simpleusa.com and http://www.bncmortgage.com.

     The Company makes extensive use of computer technology in its underwriting process. Each loan application file is computerized so that it can be accessed immediately by the appropriate persons, thereby eliminating delay that would be caused by not having physical access to the file.

     The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with the Year 2000 issues. In addition, the Company is also communicating with its principal service providers to ensure Year 2000 issues will not have an adverse impact on the Company. Based upon its internal review and communications with external service providers, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

FINANCING AND SALE OF LOANS

  Warehouse Facility

     Since August 1995, the Company has funded its business primarily through a warehouse line of credit with DLJ Mortgage Capital, Inc. ("DLJ") under which it has borrowed money to finance the origination of loans. The current warehouse line of credit with DLJ, the "DLJ Facility" provides a $150.0 million warehouse line of credit to the Company. Borrowings under the DLJ Facility bear an interest rate of the federal funds rate plus 50 basis points until March 1999 and, thereafter, the federal funds rate plus 100 basis points. The interest rate is subject to increase based on the length of time loans are held by the Company, and that DLJ receives a security interest on all loans, and other rights in connection therewith, originated by the Company. Any loan not purchased by DLJ is not allowed to remain subject to the warehouse line for more than nine months. The term of the DLJ Facility is until March 2000.

     The DLJ Facility further provides that DLJ does not have the exclusive right to purchase loans from the Company, Company has no obligation to sell any loans to DLJ, and DLJ has no obligation to purchase any loans from the Company. Furthermore, DLJ has agreed to provide the Company with up to $5.0 million of financing through March 10, 1999, for subordinated "interest-only" securities to the extent they are retained by the Company in connection with any future securitizations of loans originated by the Company. Advances will be made only to the extent the Company does not have sufficient cash, in excess of reasonable reserves, to fund the retention of such securities. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit at interest rates and terms that are consistent with management's objectives.

  Loan Sales


     The Company follows a strategy of selling for cash substantially all of its loan originations through loan sales in which the Company disposes of its entire economic interest in the loans for a cash price that represents a premium over the principal balance of the loans sold. The Company sold $744.4 million, $519.9 million and $156.6 million of loans through loan sales during the years ended June 30, 1998, 1997 and 1996, respectively. Loan sales are typically made monthly. The Company did not sell any loans directly through securitizations during these periods.



     DLJ has purchased, and it is contemplated that it may continue to purchase, loans under the master loan purchase agreement with a view towards securitization or other resale transactions in the secondary mortgage market. Since substantially all of the loans historically purchased by DLJ under the master repurchase agreement have been resold by DLJ to institutional purchasers generally within 48 hours of the initial purchase from the Company, DLJ has agreed to allow the Company to assist it in the marketing of loans so resold by DLJ. Prior to the purchase of the loans by DLJ under the master loan purchase agreement, the Company undertakes a process to identify the institutional purchasers who will immediately buy the subject loans from DLJ. This program utilizes a competitive bidding process typically involving two to four potential purchasers (including Wall Street firms, financial institutions and conduits, along with other institutional purchasers) who in most cases have purchased similar resold loans from DLJ in the past. The successful bidder is committed to a minimum quantity of loans at a determined price, and is generally granted the option to purchase more than the minimum quantity at a negotiated price. DLJ then agrees to pay the Company the determined price, minus a certain number of basis points, which represents DLJ's fees. Under the master loan purchase agreement, DLJ will receive no fees in connection with any such purchases through March 10, 1999 and 12.5 basis points through March 10, 2000. As a result of this agreement, Management is able to directly control the sales process of its loans in an effort to obtain more favorable pricing and other terms. A successful bidder is not obligated to purchase loans other than those to which its bid applies. For the years ended June 30, 1998, 1997 and 1996, an aggregate of $2.2 million, $2.1 million and $1.8 million, respectively, was paid to DLJ as fees pursuant to the Master Loan Purchase Agreement.


     The Master Loan Purchase Agreement, along with the DLJ Facility, terminates on March 10, 2000, or may be terminated earlier by DLJ upon an event of default by the Company, including the occurrence of any proceeding adversely affecting the Company's ability to perform its obligations to DLJ, a material breach by the Company of any related agreement with DLJ or a material adverse change in the Company's business. The Master Loan Purchase Agreement may also be terminated by DLJ if the Company merges, sells substantially all of its assets or fails to meet certain financial criteria as agreed to by DLJ and the Company.


     The Company, DLJ and a major investment bank have negotiated an agreement whereby the Company will agree to sell (through DLJ) and the bank will agree to purchase, for a period of four months commencing in April 1998, substantially all of Company's adjustable rate, conventional first lien subprime mortgage loans. It is anticipated that the aggregate principal balance of all of the mortgage loans delivered pursuant to the commitment will be approximately $280 million. It is anticipated that the Company (through DLJ) will agree that the mortgage loans will have certain characteristics, including, but not limited to, mortgage loan interest rate, terms of payments and prepayments, achievement of certain credit grades, and that the majority of the properties subject to the loans will be located in California, Illinois and Florida.



     Cash gain on sale of mortgage loans represented 68.6%, 66.7% and 51.5% of the Company's total revenues for the years ended June 30, 1998, 1997 and 1996, respectively. The Company maximizes its cash gain on sale of mortgage loan revenue by closely monitoring institutional purchasers' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher rates. During the years ended June 30, 1998, 1997 and 1996, the Company sold loans to DLJ having an aggregate principal balance of $727.1 million, $473.7 million and $153.2 million, respectively.


     Loan sales are made to DLJ on a non-recourse basis pursuant to the Master Loan Purchase Agreement containing customary representations and warranties by the Company regarding the underwriting criteria and the origination process. The Company is required to provide similar representations and warranties to those institutional purchasers to whom DLJ sells the subject loans. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. Any claims asserted against the Company in the future by its loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations and financial condition. In addition, any material repurchase or substitution may have an adverse effect on the market for and pricing of the Company's loans. Since the Company commenced operations in August 1995 through June 30, 1998, the Company has not been obligated to repurchase or substitute any loan sold to DLJ due to breaches of representations and warranties, fraudulent misrepresentations or borrower default in the first month. During such period, the Company had repurchased loans with an aggregate principal balance of $253,000 from other institutional purchasers.

  Securitization Capability


     While the Company has not sold loans directly through securitizations, part of the Company's loan sale strategy may include the sale of loans directly through securitizations in the future if management determines that such sales are more beneficial. Management has significant securitization experience in that several members were involved in securitization prior to their employment with the Company.


     Typically in a securitization, the issuer aggregates mortgages into a real estate mortgage investment conduit trust. The regular interests or the senior tranches of the trust are investment grade. While the issuer generally retains the residual interests in the trust, it immediately sells the regular interests and generally uses the proceeds to repay borrowings that were used to fund or purchase the loans in the securitized pool. The holders of the regular interests are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance for such interests. The residual interests represent the subordinated right to receive cash flows from the pool of securitized loans after payment of the required amounts to the holders of the regular interests and the cost associated with the securitization. The issuer recognizes non-cash revenue relating to the residual interest at the time of the securitization.


SUB-SERVICING


     While the Company currently sells substantially all of the mortgage loans it originates servicing released (meaning the Company does not retain the servicing rights to such loans), it is required to service the loans from the date of funding through the date of sale. Since the Company conducts whole loan sales monthly, the Company currently does not have a substantial servicing portfolio. Nonetheless, the Company currently contracts for the sub-servicing of all mortgage loans it originates through the date of sale and is subject to risks associated with inadequate or untimely services. To the extent that the Company decides to retain servicing rights in the future or conduct securitizations, it currently intends to contract for the sub-servicing of such mortgage loans, which would expose it to more substantial risks associated with contracted sub-servicing. In such event, it is expected that many of the Company's borrowers will require notices and reminders to keep their mortgage loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to access profitably the capital market for its financing needs, including any future securitizations.

     Any of the Company's sub-servicing agreements with its third-party sub-servicers are expected to provide that if the Company terminates the agreement without cause (as defined in the agreement), the Company may be required to pay the third-party sub-servicer a fee. Depending upon the size of the Company's loan portfolio sub-serviced at any point in time, the termination penalty that the Company would be obligated to pay upon termination without cause, may be substantial.


INTEREST RATE RISK MANAGEMENT


     The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received by the Company on the loans it originates or purchases and the interest rates payable by the

Company under its warehouse facilities or for securities issued in any future securitizations. The spread can be adversely affected because of interest rate increases during the period from the date the loans are originated until the closing of the sale or securitization of such loans.

     Since the Company historically has retained loans for a short period of time pending sale, it has not engaged in hedging activities to date. However, in the future the Company may hedge its variable-rate mortgage loans and any interest-only and residual certificates retained in connection with any future securitizations with hedging transactions which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. The nature and quantity of hedging transactions will be determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. No assurance can be given that such hedging transactions will offset the risks of changes in interest rates, and it is possible that there will be periods during which the Company could incur losses after accounting for its hedging activities.


COMPETITION



     The Company faces intense competition in the business of originating and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than the Company. With respect to other mortgage banking and specialty finance companies, there are many larger companies that focus on the same types of mortgage loans with which the Company directly competes for product. From time to time, one or more of these companies may be dominant in the origination and sale of non-conforming and conforming mortgage loans. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and future securitizations. The Company may in the future also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by FNMA, FHLMC, or Government National Mortgage Association ("GNMA") to include non-conforming mortgages, particularly those in the "Alt A" category, which constitute a significant portion of the Company's loan production. For example, in August 1998, the FHLMC has announced that it has entered, on a limited basis, the non-conforming market (not including subprime loans). Entries of such government-sponsored entities into the non-conforming market may have an adverse effect on loan yields on mortgage loans originated by the Company and reduce or eliminate premiums on loan sales. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.



REGULATION


     The consumer financing industry is a highly regulated industry. The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules impose obligations and restrictions on the Company's loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure to the Company's customers, prohibit discrimination and impose multiple qualification and licensing obligations on the Company. Failure to comply with these requirements may result in, among other things, loss of approved status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Management believes that the Company is in compliance with these rules and regulations in all material respects.


     The Company's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. For example, state usury laws limit the interest rates the Company can charge on its loans. The Company's lending activities are also subject to various federal laws, including the Truth-in-Lending Act, Homeownership and Equity Protection Act of 1994, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act.


     The Company is subject to certain disclosure requirements under the Truth-in-Lending Act ("TILA") and Regulation Z promulgated under TILA. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by the Company. In addition, TILA gives consumers, among other things, a right to rescind loan transactions in certain circumstances if the lender fails to provide the requisite disclosure to the consumer.

     With respect to its conforming lending activities, lenders such as the Company are required annually to submit to FNMA and FHLMC audited financial statements, and each regulatory activity has its own financial requirements. The Company's affairs are also subject to examination by FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures.

     The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $400, or (ii) an annual percentage rate of more than ten percent points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features.

     The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1975, as amended, and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. RESPA mandates certain disclosure concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1997, the Company must file an annual report with HUD pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning loan transactions.


     In October 1997, the Department of Housing and Urban Development ("HUD") issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. Whether such regulations will be adopted and the form and content of any final regulations is unknown.

     In the course of its business, the Company may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, the Company could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

     Because the Company's business is highly regulated, the laws, rules and regulations applicable to the Company are subject to regular modification and change. There are currently proposed various laws, rules and regulations which, if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict the Company's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company, or otherwise adversely affect the business or prospects of the Company.


EMPLOYEES


     At June 30, 1998, the Company employed 422 persons. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.


RISK FACTORS



LIMITED HISTORY OF OPERATIONS LIMITS PRIOR PERFORMANCE AS AN INDICATOR OF FUTURE PERFORMANCE



     The Company commenced operations in August 1995 and began originating loans in October 1995. Although the Company has been profitable for each fiscal period presented herein and has experienced substantial growth in mortgage loan originations and total revenues, there can be no assurance that the Company will be profitable in the future or that these rates of growth will be sustainable or indicative of future results. Furthermore, the Company has recently begun originating conforming loans and non-conforming loans which are not subprime loans. This is a new type of product and market in which the Company is entering. There can be no assurance that the Company will be profitable and there may be certain risks and uncertainties in which the Company is unfamiliar. Any decline in future profitability or growth rates may adversely affect the market for the Company's Common Stock which could result in volatility or a decline in its market price.


     Since it commenced operations in August 1995, the Company's growth in originating loans has been significant. In light of this growth, the historical financial performance of the Company may be of limited relevance in predicting future performance. Since the Company historically has sold substantially all loans originated on a whole loan basis, it has not tracked the performance of its loans in the secondary market and thus is unable to determine the history of loan losses associated with such loans. If a material portion of such loans result in loan losses to the holders thereof, the market for and pricing of the Company's loans could be adversely affected, which could materially lower revenues for a subject reporting period.

NO ASSURANCE OF PLANNED GROWTH; INABILITY OF THE COMPANY TO GROW COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS


     The Company's total revenues and net income have grown significantly since inception, primarily due to increased mortgage loan origination and sales activities. The Company intends to continue to pursue a growth strategy for the foreseeable future. Since the Company expects recent higher levels of mortgage broker compensation, which reduce the cash gain on sale of mortgage loans, to continue for the year ending June 30, 1999 and possibly thereafter, the Company believes that its future operating results will depend largely upon its ability to expand its mortgage origination and sales activities, and, in particular, increased penetration in existing markets. While the Company plans to continue its growth of loan originations through the expansion of its Wholesale Divisions and Retail Division, these plans require additional personnel and assets. To date, the Company has had a relative lack of experience in retail originations, having only originated $18.7 million through its Retail Division from the inception of the division in March 1996 through June 30, 1998. There can be no assurance that the Company will be able to successfully expand and operate such divisions and programs profitably. It also is expected that such expansion plans will result in a substantial increase in operating expenses in the short-run. Furthermore, since management expects that there will be a time lag between the expenditure of such monies and the receipt of any revenues from such expansion efforts, the Company's results of operations may be adversely affected in the short-run. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Company's management, information and operating systems, and the failure to adapt its systems could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations.

RISK OF VARIATIONS IN QUARTERLY OPERATING RESULTS

     Several factors affecting the Company's business can cause significant variations in its quarterly results of operations. In particular, variations in the volume of the Company's loan originations, the differences between the Company's costs of funds and the average interest rates of originated loans, the inability of the Company to complete significant loan sales transactions in a particular quarter, and problems generally affecting the mortgage loan industry can result in significant increases or decreases in the Company's revenues from quarter to quarter. A delay in closing a particular loan sale transaction during a particular quarter would postpone recognition of cash gain on sale of loans. In addition, delays in closing a particular loan sale transaction would also increase the Company's exposure to interest rate fluctuations by lengthening the period during which its variable rate borrowings under its warehouse facilities are outstanding. If the Company were unable to sell a sufficient number of its loans at a premium in a particular reporting period, the Company's revenues for such period would decline, resulting in lower net income and possibly a net loss for such period, which could have a material adverse effect on the Company's results of operations and financial condition.

DISCONTINUANCE OF EXCLUSIVE ARRANGEMENTS WITH DLJ COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS

     The Company commenced operations in August 1995 and prior to its initial public offering in March 1998 has benefitted from its relationship with DLJ. Since commencement of operations, DLJ has provided the Company with a warehouse line of credit to fund loan production which has been the only financing facility the Company used prior to its initial public offering. The Company is substantially dependent upon its access to warehouse lines of credit and other lending facilities in order to fund loan originations.

     The DLJ Facility provides the Company with a $150.0 million line of credit and expires in March 2000. The interest rate of the DLJ Facility during the first 12 months bears interest at the federal funds rate plus 50 basis points until March 1999 and thereafter the rate will be the federal funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the modified term. The Company is seeking to obtain additional and alternative sources of financing on favorable terms to decrease its reliance on DLJ. While the Company is currently negotiating with other lenders to obtain additional warehouse lines of credit, the Company currently has no financing commitment for such lines of credit. Any failure by DLJ to continue to provide financing under the DLJ Facility or the Company's failure to obtain adequate funding under any additional or alternative facilities, on favorable terms or otherwise, could cause the Company to curtail loan origination activities, which would result in a decline in revenues, the effect of which could have a material adverse effect on the Company's operations.

     In addition, under the Company's master loan purchase agreement with DLJ, since the Company commenced business, DLJ has purchased substantially all of the Company's loan production through whole loan sales. Gain on sales of loans represents the primary source of the Company's revenues and net income. The Company relies almost entirely on proceeds from loan sales to generate cash for repayment of borrowings under the Company's warehouse facilities. There can be no assurance that DLJ will continue to purchase loans originated by the Company or will be willing to purchase such loans on terms under which it had historically purchased the Company's loans. The Company intends to sell loan production to DLJ and other institutional purchasers in the secondary market. While the Company has historically assisted DLJ in identifying purchasers of those loans purchased by DLJ under the Master Loan Purchase Agreement, there can be no assurance that the Company would be successful in identifying other institutional purchasers or in negotiating favorable terms for such loan sales. The failure by the Company to timely sell its loans would expose the Company to interest rate fluctuations and greater risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. The failure of the Company to negotiate favorable terms for its loan sales would adversely affect the Company's revenues.

SUBSTANTIAL DEPENDENCE ON WHOLESALE BROKERS


     The Company depends largely on independent mortgage brokers, financial institutions and mortgage bankers for its originations of mortgage loans. Substantially all of the independent mortgage brokers with whom the Company does business deal with multiple loan originators for each prospective borrower. Mortgage loan originators, including the Company, compete for business based upon pricing, service, loan fees and costs and other factors. The Company's competitors also seek to establish relationships with such independent mortgage brokers, financial institutions and mortgage bankers, none of whom is contractually obligated to continue to do business with the Company. In addition, the Company expects the volume of wholesale loans that it originates to increase which will depend in large part on maintaining and expanding its relationships with its independent mortgage brokers. The Company's future results may become increasingly exposed to fluctuations in the volume and cost of its wholesale loans resulting from competition from other originators and purchasers of such loans, market conditions and other factors.


SUBSTANTIAL RISKS RELATED TO LENDING TO LOWER CREDIT GRADE BORROWERS


     The Company's primary focus is lending in the subprime mortgage banking industry, which means that the Company focuses the substantial portion of its marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Approximately 3.7% of the total principal amount of subprime loans originated by the Company during the year ended June 30, 1998 were to borrowers with a Company risk classification of "C-," which includes borrowers with numerous derogatory credit items up to and including a bankruptcy in the most recent 12-month period. In addition, for the year ended June 30, 1998, approximately 43.1% of the Company's total subprime loan originations were made under its "Stated Income Documentation" program pursuant to which the Company does not require any income documentation. As a result, the Company does not independently verify in writing the accuracy of the stated income of such borrowers on their mortgage loan applications which may subject the Company to a greater risk of borrower misrepresentations. Also, an undeterminable percentage of the Company's subprime loans and non-conforming loans are made based on exceptions to the Company's underwriting guidelines; any exception may cause a borrower to be placed in a more favorable borrower risk classification and thereby be provided loan terms which such borrower may not have qualified for absent such exception. Loans made to such borrowers generally entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Further, any material decline in real estate values increase the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including the Company, to fluctuate from quarter to quarter. See "Business -- Underwriting."


SUBSTANTIAL COMPETITION MAY ADVERSELY AFFECT THE COMPANY'S ABILITY TO ORIGINATE, SELL OR FINANCE MORTGAGE LOANS

     As an originator of mortgage loans, the Company faces intense competition, primarily from mortgage banking companies, commercial banks, credit unions, thrift institutions and finance companies. Many of these entities are substantially larger and have more capital and other resources than the Company. With respect to other mortgage banking and specialty finance companies, there are many larger companies that focus on the same types of mortgage loans with which the Company directly competes for product. From time to time, one or more of these companies may be dominant in the origination and sale of mortgage loans. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs.


     Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. If the Company is unable to remain competitive in these areas, the volume of the Company's loan originations may be materially adversely affected as borrowers seek out other lenders for their financing needs. Lower originations may have an adverse effect on the Company's ability to negotiate and obtain sufficient financing under warehouse lines of credit upon acceptable terms. Furthermore, the current level of gains realized by the Company and its competitors on the sale of the type of loans they originate and purchase is attracting and may continue to attract additional competitors into this market with the possible effect of lowering gains that may be realized on the Company's loan sales. Establishing a broker-sourced loan business typically requires a substantially smaller commitment of capital and personnel resources than a direct-sourced loan business. This relatively low barrier to entry permits new competitors to enter the broker-sourced loan market quickly, particularly existing direct-sourced lenders which can draw upon existing branch networks and personnel in seeking to sell products through independent brokers. Competition may be affected by fluctuations in interest rates and general economic conditions. During periods of rising rates, competitors which have locked in low borrowing costs may have a competitive advantage.



     Increased competition could have the possible effects of (i) lowering gains that may be realized on the Company's loan sales, (ii) reducing the volume of the Company's loan originations and loan sales, (iii) increasing the demand for the Company's experienced personnel and the potential that such personnel will be recruited by the Company's competitors, and (iv) lowering the industry standard for non-conforming underwriting guidelines (i.e., providing for higher loan-to-value ratios) as competitors attempt to increase or maintain market share in the face of increased competition. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including the Company, to fluctuate from quarter to quarter.


     There can be no assurance that the Company will be able to continue to compete successfully in the markets it serves. Inability to compete successfully would have a material adverse effect on the Company's results of operations and financial condition.

RISK OF COMPETITION IN NEW MARKETS

     As the Company expands into new geographic markets, it may face competition from lenders with established positions in these locations. There can be no assurance that the Company will be able to successfully compete with such established lenders, the effect of which may have a material adverse effect on the Company's results of operations and financial condition.

RISK OF COMPETITION FROM GOVERNMENT-SPONSORED ENTITIES


     In the future, the Company may also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by the FNMA, FHLMC, or GNMA to include non-conforming mortgages, particularly those in the "Alt A" category, which constitute a significant portion of the Company's loan production. For example, in August 1998, FHLMC announced that it has entered, on a limited basis, the non-conforming mortgage market (not including subprime loans). Entries of such government-sponsored entities into the non-conforming market may have an adverse effect on loan yields on mortgage loans originated by the Company and reduce or eliminate premiums on loan sales.


GENERAL ECONOMIC CONDITIONS MAY ADVERSELY AFFECT COMPANY OPERATIONS

     The Company's business may be adversely affected by periods of economic slowdown or recession which may be accompanied by decreased demand for consumer credit and declining real estate values. Any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowings and increases the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of default. To the extent that the loan-to-value ratios of prospective borrowers' home equity collateral do not meet the Company's underwriting criteria, the volume of loans originated by the Company could decline. Further, delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Because of the Company's focus on borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification or credit history or a desire to receive funding on an expedited basis, the actual rates of delinquencies, foreclosures and losses on such loans could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Any sustained period of such increased delinquencies, foreclosures or losses could adversely affect the pricing of the Company's loan sales whether through whole loan sales or future securitizations. A decline in loan origination volumes could have a material adverse effect on the Company's operations and financial condition.

CHANGES IN INTEREST RATES MAY ADVERSELY AFFECT NET INCOME AND PROFITABILITY


     Profitability may be directly affected by the level of and fluctuations in interest rates which affect the Company's ability to earn a spread between interest received on its loans held for sale and rates paid on warehouse lines. The Company's profitability may be adversely affected during any period of unexpected or rapid change in interest rates due to the fact that the Company does not currently hedge its portfolio of mortgage loans held for sale. A substantial and sustained increase in interest rates could adversely affect the Company's ability to originate loans. Also, a significant decline in interest rates could increase the level of loan prepayments and require the Company to write down the value of the interest-only and residual certificates retained in any future securitizations, thereby adversely impacting earnings.


     Adjustable-rate mortgage loans originated by the Company amounted to $100.6 million and $110.9 million in principal amount during the years ended June 30, 1998 and 1997, respectively. Substantially all such adjustable-rate mortgage loans included a "teaser" rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at 1.0% above the initial or start rate at origination, borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan, which may adversely impact the performance of the Company's loans in the secondary market. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans in the future.

ELIMINATION OF LENDER PAYMENTS TO BROKERS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS


     Lawsuits have been filed against several mortgage lenders, not including the Company, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. The Company's broker compensation programs permit such payments. The Company makes such payments in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the year ended June 30, 1998. Management expects this increased level of payments to continue for the year ending June 30, 1999 and possibly thereafter. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.


POTENTIAL ADVERSE EFFECT OF REPRESENTATIONS AND WARRANTIES IN LOAN SALES

     Loan sales are made to DLJ on a non-recourse basis pursuant to the Master Loan Purchase Agreement containing customary representations and warranties by the Company regarding the underwriting criteria and the origination process. The Company is required to provide similar representations and warranties to those institutional purchasers to whom DLJ sells the subject loans. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of a representation or warranty to DLJ or the institutional purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. In an environment of rapid whole loan sales, the Company may not have substitute loans which are not previously committed for sale readily available in which case the Company would be required to effect a repurchase. During the years ended June 30, 1998 and 1997, the Company repurchased $75,000 and $178,000 of loans, respectively; no loans were repurchased during the year ended June 30, 1996. There can be no assurance that such repurchase levels will not substantially increase in future periods. Any claims asserted against the Company in the future by its loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations and financial condition. In addition, any material repurchase or substitution of loans may have an adverse effect on the market for and pricing of the Company's loans.

DEPENDENCE ON A LIMITED NUMBER OF KEY PERSONNEL


     The Company's growth and development to date have been largely dependent upon the services of Evan R. Buckley, the Company's Chief Executive Officer, and Kelly W. Monahan, the Company's President and Chief Financial Officer. The loss of Messrs. Buckley's or Monahan's services for any reason could have a material adverse effect on the Company. The Company does not maintain key person life insurance on the lives of any of its employees. In addition, the Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.


SUBSTANTIAL RISKS ASSOCIATED WITH FUTURE SECURITIZATIONS

     The Company may in the future sell loans through securitizations which involve substantial risks, including the following:

     Inability to Securitize Mortgage Loans. The Company anticipates that it may in the future acquire and accumulate mortgage loans until a sufficient quantity has been acquired for securitization. There can be no assurance that the Company will be successful in securitizing mortgage loans. During the accumulation period, the Company will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. In the event of any default under mortgage loans held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan. Also during the accumulation period, the costs of financing the mortgage loans through warehouse lines of credit or reverse repurchase agreements could exceed the interest income on the mortgage loans. It may not be possible or economical for the Company to complete the securitization of all mortgage loans that it acquires, in which case the Company will continue to hold the mortgage loans and bear the risks of borrower defaults and special hazard losses.


     Potential Recourse Against Company in Securitizations. To the extent that the Company engages in securitizations, the Company intends to transfer loans originated by the Company to a trust in exchange for cash, "interest-only" and residual certificates issued by the trust. The trustee will have recourse to the Company with respect to the breach of standard representations or warranties made by the Company at the time such loans are transferred, the effect of which may have a material adverse effect on the Company's results of operations and financial condition.



     Value of Interest-only, Principal-only, Residual Interest and Subordinated Securities Subject to Fluctuation. To the extent that the Company engages in securitizations, the Company's assets will likely include "interest-only," "principal-only," residual interest and subordinated securities, which will be valued by the Company in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The Company will record its retained interest in securitizations (including "interest-only," "principal-only" and subordinated securities) as investments classified as trading securities.

Realization of these "interest-only," "principal-only," residual interest and subordinated securities in cash is subject to the timing and ultimate realization of cash flows associated therewith, which is in turn effected by the prepayment and loss characteristics of the underlying loans. The Company will estimate future cash flows from these "interest-only," "principal-only," residual interest and subordinated securities and will value such securities with assumptions that it believes to be consistent with those that would be utilized by an unaffiliated third-party purchaser. If actual experience differs from the assumptions used in the determination of the asset value, future cash flows and earnings could be negatively impacted, and the Company could be required to reduce the value of its "interest-only," "principal-only," residual interest and subordinated securities in accordance with SFAS 125. The value of such securities can fluctuate widely and may be extremely sensitive to changes in discount rates, projected mortgage loan prepayments and loss assumptions.

     Risks Regarding Hedging. In the future the Company may hedge its variable-rate mortgage loans and any interest-only and residual certificates retained in connection with any future securitizations with hedging transactions which may include forward sales of mortgage loans or mortgage-backed securities, interest rate caps and floors and buying and selling of futures and options on futures. Hedging techniques involving the use of derivative financial investments are highly complex and may prove volatile. The financial futures contracts and options thereon in which the Company may invest are subject to periodic margin calls that would result in additional costs to the Company. If a hedging instrument utilized by the Company were found to be legally unenforceable, the Company's portfolio of loans held for sale would be exposed to interest rate fluctuations which could materially and adversely affect the Company's business and results of operations. Additionally, hedging strategies have significant transaction costs. The nature and quantity of hedging transactions will be determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. No assurance can be given that such hedging transactions will offset the risks of changes in interest rates, and it is possible that there will be periods during which the Company could incur losses after accounting for its hedging activities.

COMPANY PERFORMANCE MAY BE AFFECTED BY CONTRACTED SUB-SERVICING

     While the Company currently sells substantially all of the mortgage loans it originates servicing released, it is required to service the loans from the date of funding through the date of sale. Since the Company conducts whole loan sales monthly, the Company currently does not have a substantial servicing portfolio. Nonetheless, the Company currently contracts for the sub-servicing of all mortgage loans it originates through the date of sale and is subject to risks associated with inadequate or untimely services. To the extent that the Company decides to retain servicing rights in the future or conduct securitizations, it currently intends to contract for the sub-servicing of such mortgage loans, which would expose it to more substantial risks associated with contracted sub-servicing. In such event, it is expected that many of the Company's borrowers will require notices and reminders to keep their mortgage loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company's delinquency rate or foreclosure rate could adversely affect its ability to access profitably the capital markets for its financing needs, including any future securitizations.

     Any of the Company's sub-servicing agreements with its third-party sub-servicers are expected to provide that if the Company terminates the agreement without cause (as defined in the agreement), the Company may be required to pay the third-party sub-servicer a fee. Depending upon the size of the Company's loan portfolio sub-serviced at any point in time, the termination penalty that the Company would be obligated to pay upon termination without cause, may be substantial.

     The Company intends to subcontract with sub-servicers to service the mortgage loans for any of its public securitizations. With respect to such mortgage loans, the related pooling and servicing agreements would permit the Company to be terminated as master servicer under specific conditions described in such agreements, which generally include the failure to make payments, including advances, within specific time periods. Such termination would generally be at the option of the trustee but not at the option of the Company. If, as a result of a sub-servicer's failure to perform adequately, the Company were terminated as master servicer of a securitization, the value of any servicing rights held by the Company would be adversely impacted. In addition, if a new sub-servicer were selected with respect to any such securitization, the change in sub-servicing may result in greater delinquencies and losses on the related loans, which would adversely impact the value of any "interest-only," "principal-only," residual interest and subordinated securities held by the Company in connection with such securitization.

CONCENTRATION OF OPERATIONS MAY ADVERSELY AFFECT COMPANY OPERATIONS


     Approximately 30.0%, 36.9% and 53.6% of the dollar volume of loans originated by the Company during the years ended June 30, 1998, 1997 and 1996, respectively, were secured by properties located in California. No other state contained properties securing more than 10% of the dollar volume of loans originated by the Company during such periods, other than Illinois which accounted for 16.6% and 10.4% for the years ended June 30, 1998 and 1997, respectively, and Hawaii which accounted for 12.0% for the year ended June 30, 1997. Although the Company has a growing independent broker network outside of California, the Company is likely to continue to have a significant amount of its loan originations in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. The California economy experienced a slowdown or recession in recent years that has been accompanied by a sustained decline in the California real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties. Reduced collateral value will adversely affect the volume of the Company's loans as well as the pricing of the Company's mortgage loans and the Company's ability to sell its loans.


     In addition, California historically has been vulnerable to certain natural disaster risks, such as earthquakes and erosion-caused mudslides, which are not typically covered by the standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact borrowers' ability to repay mortgage loans made by the Company, any sustained period of increased delinquencies or defaults could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans. The existence of adverse economic conditions or the occurrence of such natural disasters in California could have a material adverse effect on the Company's results of operations and financial condition.

REAL PROPERTY WITH ENVIRONMENTAL PROBLEMS MAY CREATE LIABILITY FOR THE COMPANY

     In the course of its business, the Company may acquire real property securing loans that are in default. There is a risk that hazardous substances or waste, contaminants, pollutants or sources thereof could be discovered on such properties after acquisition by the Company. In such event, the Company might be required to remove such substances from the affected properties at its sole cost and expense. The cost of such removal may substantially exceed the value of the affected properties or the loans secured by such properties. There can be no assurance that the Company would have adequate remedies against the prior owners or other responsible parties, or that the Company would not find it difficult or impossible to sell the affected real properties either prior to or following any such removal, the effect of which may have a material adverse effect on the Company's results of operations and financial condition.

COMPANY SUBJECT TO EXTENSIVE LEGISLATIVE AND REGULATORY RISKS

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subjected to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act and Regulation B, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, RESPA and Regulation X, the Fair Housing Act, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices ACT, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of and examinations by the Department of Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     With respect to its confirming lending activities, lenders such as the Company are required annually to submit to FNMA and FHLMC audited financial statements, and each regulatory activity has its own financial requirements. The Company's affairs are also subject to examination by FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures.

     In October 1997, HUD issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. Whether such regulations will be adopted and the form and content of any final regulations is unknown.

     The Company is subject to licensing by state authorities. In addition, any person who acquires more than 10% of the Company's stock will become subject to certain state licensing regulations requiring such person periodically to file certain financial and other information. If any person holding more than 10% of the Company's stock refuses to adhere to such filing requirements, the Company's existing licensing arrangements could be jeopardized. The loss of required licenses could have a material adverse effect on the Company's results of operations and financial condition.

     Although the Company believes that it has systems and procedures to facilitate compliance with these requirements and believes that it is in compliance in all material respects with applicable local, state and federal laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future that could make compliance more difficult or expensive.

     Members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of consolidating consumer debt or financing other consumer needs, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for loans of the kind offered by the Company.

POSSIBLE NEED FOR ADDITIONAL EQUITY FINANCING


     The Company's primary operating cash requirements include the funding or payment of (i) loan originations, (ii) interest expense incurred on borrowings under warehouse lines of credit, (iii) income taxes, (iv) capital expenditures and (v) other operating and administrative expenses. The Company funds these cash requirements primarily through warehouse lines of credit and whole loan sales. In addition, if the Company conducts securitizations, it would require liquidity to fund its investments in "interest-only" and residual certificates and for fees and expenses incurred with securitizations. The Company's ability to implement its business strategy will depend upon its ability to establish alternative long-term financing arrangements with parties other than DLJ and obtain sufficient financing under warehouse facilities upon acceptable terms. There can be no assurance that such financing will be available to the Company on favorable terms, if at all. If such financing were not available or the Company's capital requirements exceed anticipated levels, then the Company would be required to obtain additional equity financing which would dilute the interests of stockholders who invest in this Offering. The Company cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, the growth of the Company. If the Company were unable to raise such additional capital, its results of operations and financial condition would be adversely affected.



ANY FUTURE ACQUISITIONS OF OTHER SPECIALTY FINANCE COMPANIES, OTHER FINANCE OR MORTGAGE COMPANIES OR ASSETS MAY HAVE ADVERSE EFFECTS ON THE COMPANY'S BUSINESS



     The Company may, from time to time, engage in the acquisition of other specialty finance companies, other finance or mortgage companies or portfolios of loan assets. Any acquisition made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business and results of operations. The Company also may experience difficulties in the assimilation of the operations, services, products and personnel related to acquired companies or loan portfolios, an inability to sustain or improve the historical revenue levels of acquired companies, the diversion of management's attention from ongoing business operations and the potential loss of key employees of such acquired companies. The Company currently has no formal agreements with regard to any potential acquisition and there can be no assurance that future acquisitions, if any, will be consummated.


SIGNIFICANT INFLUENCE OF CURRENT MANAGEMENT


     The officers and directors of the Company beneficially own 32% of the outstanding Common Stock of the Company. As a result, the Company's current management through its stock ownership and otherwise is able to exert significant influence over the business and affairs of the Company.


POSSIBLE VOLATILITY OF STOCK PRICE


     The trading price of the Company's Common Stock has been in the past and could be in the future subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, general conditions in the speciality finance industry and other factors. For example, on April 20, 1998 the price per share was $14.125 and on August 31, 1998 it was $6.125. In addition, for example, companies engaging in securitizations record non-cash gain on sale of mortgage loans from the revenue expected to be obtained from retained residual interests in future payments on the loans. Realization of cash from these residual interests is subject to the timing and ultimate realization of cash flows associated therewith, which in turn is affected by the prepayment and loss characteristics of the underlying loans. Several specialty finance companies recently have been required to "write-down" the value of their retained interests, and therefore reduce or eliminate reported earnings, largely as a result of a higher than anticipated level of prepayments on the underlying loans which has materially adversely affected their stock prices. Stock prices of other specialty finance companies that utilize more conservative assumptions in recording non-cash gain on sale and those, such as the Company, that sell whole loans for cash and do not engage in material securitization activities, also have been adversely impacted by these developments. There can be no assurance the future market price of the Company's Common Stock will not be adversely impacted by the results of operation of, and market reactions to, other specialty finance companies. Furthermore, in September 1998, the Company initiated a stock repurchase program pursuant to which it has, as of September 14, 1998, repurchased 146,200 shares of Common Stock ranging from $7.00 to $7.125 per share.


     The Company may increase its capital by making additional private or public offerings of its Common Stock, securities convertible into its Common Stock or debt securities. The actual or perceived effect of such offerings, the timing of which cannot be predicted, may be the dilution of the book value or earnings per share of the Common Stock outstanding, which may result in the reduction of the market price of the Common Stock.

ANTI-TAKEOVER EFFECT OF DELAWARE LAW

     The Company is a Delaware corporation and as such is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an "interested stockholder" (defined generally as a person owning more than 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" with the Company for three years following the date that person became an interested stockholder unless the business combination is approved in a prescribed manner. This statute could make it more difficult for a third party to acquire control of the Company.

ISSUANCE OF PREFERRED STOCK MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. Although at present the Company has no plans to issue any of the Preferred Stock, the Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK


     The sales of substantial amounts of the Company's Common Stock in the public market or the prospect of such sales could materially and adversely affect the market price of the Common Stock. As of September 14, 1998, the Company had outstanding 5,729,779 shares of Common Stock. Shares of Common Stock held by affiliates are restricted in nature and are saleable to the extent permitted pursuant to Rule 144 under the Securities Act. The Company's 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan") authorizes the grant of options to purchase, and awards of, 800,000 shares; of this amount, options to acquire 163,265 shares of Common Stock have been granted at a per share exercise price of $6.10; options to acquire 447,402 shares of Common Stock have been granted at a per share exercise of $9.50 and 12,500 options to acquire shares of Common Stock have been granted at a per share exercise price of $11.00. The Company intends to register under the Securities Act shares reserved for issuance pursuant to the Stock Option Plan. In addition, in connection, with the Company's initial public offering, the representatives of the underwriters were sold Representatives' Warrants evidencing the right to purchase from the Company up to 317,319 shares of Common Stock at an exercise price of $10.45 per share. The holders of the Representatives' Warrants are entitled to certain registration rights.



ITEM 2. PROPERTIES


     The Company's executive and administrative offices are located at 1063 McGaw Avenue, Irvine, California 92614, which consists of approximately 54,768 square feet. The lease on the premises expires on November 30, 2002 and the current monthly rent is approximately $71,200.


     The Company also leases space for its other offices. As of June 30, 1998, these facilities aggregate approximately 50,043 square feet, with monthly aggregate base rental of approximately $70,300. The terms of these leases vary as to duration and rent escalation provisions. In general, the leases expire between October 1998 and March 2003 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.



ITEM 3. LEGAL PROCEEDINGS


     The Company occasionally becomes involved in litigation arising from the normal course of business. Management believes that any liability with respect to pending legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In March 10, 1998 the Company's common stock began trading under the symbol BNCM on the Nasdaq National Market. The initial public offering of 3,173,196 shares of common stock at $9.50 per share on March 10, 1998. On March 11, 1998, the underwriters purchased an additional 475,979 shares of common stock at a price of $9.50 per share following their exercise of the over allotment option, resulting in a total of 3,649,175 shares sold in the initial public offering (the "Offering"). The Company received net proceeds of $16,199,000 from the Offering. As of June 30, 1998 of these proceeds, approximately $4.05 million was used to fund loan originations, and the remaining balance has been invested in short term investments.

     In connection with the Offering, warrants were issued to the representatives of the underwriters to purchase up to 317,319 additional shares of common stock at an exercise price of $10.45 per share, exercisable over a period of four years, commencing one year from March 10, 1998. As of June 30, 1998, the Company had 5,729,779 shares of common stock outstanding.

     On September 1, 1998, the Company's Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock, in open market purchases from time to time at the discretion of the Company's management. As of September 14, 1998, the Company had repurchased 146,200 shares of common stock at a cost of $1,040,908.

     The follow table sets forth the range of high and low closing sale prices of the Company's Common Stock for the periods indicated:

                            1998                               HIGH        LOW
                            ----                              -------    -------
Quarter ended: March 31, 1998...............................  $13.125    $11.625
Quarter ended: June 30, 1998................................  $14.125    $10.625

     No dividends have been paid on the Company's common stock. The Company does not anticipate paying dividends in the near future. Any decision made by the Company's Board of Directors to pay dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

     On September 14, 1998, the Company had approximately 17 stockholders of record, (including holders who are nominees for an undetermined number of beneficial owners) of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA



     The following selected statement of operations data and balance sheet data are derived from consolidated financial statements of the Company. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and related notes and other financial information included herein. The Company was formed on May 2, 1995 and began operations in August 1995. For the period of May 2, 1995 through June 30, 1995, the Company did not have any revenue and recorded start-up costs of $10,000. Selected statement of operations data and balance sheet data are not presented for the period May 2, 1995 through June 30, 1995, as the operations were not material.



                                                                       YEAR ENDED JUNE 30,
                                                         ------------------------------------------------
                                                             1998              1997              1996
                                                         ------------      ------------      ------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA
Revenues:
  Gain on sale of mortgage loans.......................    $ 30,458          $ 21,855          $  4,240
  Loan origination income..............................       5,399             5,473             1,978
  Interest income......................................       7,860             5,182             1,960
  Other Income.........................................         676               250                52
                                                           --------          --------          --------
          Total revenues...............................      44,393            32,760             8,230
                                                           --------          --------          --------
Expenses:
  Employees' salaries and commissions..................      18,828            11,052             3,624
  General and administrative expenses..................       8,028             5,543             2,400
  Interest expense.....................................       5,486             3,693             1,452
                                                           --------          --------          --------
          Total expenses...............................      32,342            20,288             7,476
                                                           --------          --------          --------
Income before taxes....................................      12,051            12,472               754
Income tax expense.....................................       4,815             4,930               337
                                                           --------          --------          --------
Net income.............................................    $  7,236          $  7,542          $    417
                                                           ========          ========          ========
Net income per share:
  Basic................................................    $   1.55          $   1.80          $   0.14
                                                           ========          ========          ========
  Diluted..............................................    $   1.51          $   1.80          $   0.14
                                                           ========          ========          ========
Shares used in computing net income per share:
  Basic................................................       4,654             4,187             2,892
                                                           ========          ========          ========
  Diluted..............................................       4,796             4,187             2,892
                                                           ========          ========          ========
OPERATING STATISTICS
Loan originations:
Mortgage loan originations.............................    $788,479          $532,621          $199,963
Whole loan sales.......................................    $744,365          $519,909          $156,559
Average initial principal balance per loan.............    $    100          $     98          $    101
Gain on sale as a percentage of whole loan sales.......         4.1%              4.2%              2.7%






                                                                    AS OF JUNE 30
                                                         ------------------------------------
                                                           1998          1997          1996
                                                         --------      --------      --------
BALANCE SHEET DATA
Cash and cash equivalents..............................  $ 25,890      $  8,268      $  2,452
Restricted cash........................................       638            --            --
Mortgage loans held for sale...........................    98,717        55,145        42,723
Total assets...........................................   130,555        65,713        46,352
Warehouse line of credit...............................    96,022        54,625        42,723
Total liabilities......................................    99,704        56,509        44,506
Total stockholders' equity.............................    30,851         9,204         1,846

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition, results of operations and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and notes included in Item 14 of this 10-K.

GENERAL

     BNC Mortgage, Inc. is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification or credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA and FHLMC, but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $227,150 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 3,200 approved independent loan brokers and which to date has accounted for substantially all of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

     The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                                           YEAR ENDED JUNE 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loan originations.........................  $788,479    $532,621    $199,963
Mortgage loan sales................................  $744,365    $519,909    $156,559
Gain on sale of mortgage loans.....................  $ 30,458    $ 21,855    $  4,240
Origination locations at end of period.............        53          38          19

     Revenues are derived primarily from cash gain on sales of loans and interest income from loans held for sale. The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan-to-value ratio, interest rate and margin of the loans. Revenues increased 36% and 298% for the years ended June 30 1998 and 1997, respectively.

     The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the years ended June 30, 1998, 1997 and 1996 accounted for 58%, 54% and 48% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses were $32.3 million, $20.3 million and $7.5 million for the years ended June 30, 1998, 1997 and 1996, respectively.

     The Company's net income decreased to $7.2 million for the year ended June 30, 1998 compared to $7.5 million and $0.4 million for years ended June 30, 1997 and 1996, respectively.


     Increased competition in the mortgage industry could have the effect of (i) lowering gains that may be realized on loan sales through lower cash premiums paid for loans or an increase in demand for yield spread premium paid to the mortgage brokers, (ii) reducing an individual company's volume of loan originations and sales, (iii) increasing demand for experienced personnel increasing the likelihood such personnel will be recruited by competitors and
(iv) lowering the industry standard for underwriting guidelines as competitors attempt to increase or maintain market share in the face of increased competition. In the past, certain of these factors have caused the revenues and net income of many participants in the mortgage industry, including the Company, to fluctuate from quarter to quarter.


RESULTS OF OPERATIONS


     YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997


     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans..............................   $30,458      $21,855
Loan origination income.....................................     5,399        5,473
Interest income.............................................     7,860        5,182
Other income................................................       676          250
                                                               -------      -------
                                                               $44,393      $32,760
                                                               =======      =======

     The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $255.9 million to $788.5 million for the year ended June 30, 1998 from $532.6 million for the year ended June 30, 1997.

     Cash gain on sale of mortgage loans increased $8.6 million to $30.5 million for the year ended June 30, 1998 from $21.9 million for the year ended June 30, 1997. The increase was due primarily to a $224.5 million increase in mortgage loan sales to $744.3 from $519.9 million for the years ended June 30, 1998 and 1997, respectively. The weighted average cash gain on sale was 4.1% for the year ended June 30, 1998 and 4.2% for the year ended June 30, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the year ended June 30, 1998.

     Loan origination income decreased to $5.4 million for the year ended June 30, 1998 from $5.5 million for the year ended June 30, 1997. As a percentage of total revenues, loan origination income for the year ended June 30, 1998 decreased to 12.2% as compared to 16.7% for the year ended June 30, 1997. This decrease was a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands.

     Interest income increased $2.7 million to $7.9 million for the year ended June 30, 1998 from $5.2 million for the year ended June 30, 1997. This increase is due to an increase in loan originations during the period.

     Other income, which is composed of investment income, prepayment penalties and late charges, increased to $676,000 for the year ended June 30, 1998 as compared to $250,000 for the year ended June 30, 1997 largely as a result of interest received on the net proceeds from the Offering completed March 10, 1998.

     Expenses. The following table sets forth the components of the Company's expenses for the years indicated:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Employees' salaries and commissions.........................   $18,828      $11,052
General and administrative expenses.........................     8,028        5,543
Interest expense............................................     5,486        3,693
                                                               -------      -------
                                                               $32,342      $20,288
                                                               =======      =======


     Total expenses increased to $32.3 million for the year ended June 30, 1998 from $20.3 for the year ended June 30, 1997. This increase is related to geographical expansion to 53 origination locations at June 30, 1998 from 38 at June 30, 1997, and to an increase in mortgage loan originations.


     Employee salaries and commissions increased $7.8 million to $18.8 million during the year ended June 30, 1998 from $11.0 million for the year ended June 30, 1997. This increase is due primarily to an increase in the number of origination locations, geographical expansion and the related increase in mortgage loan originations.

     General and administrative expenses increased $2.5 million to $8.0 million for the year ended June 30, 1998 from $5.5 million for the year ended June 30, 1997. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

     Interest expense increased $1.8 million to $5.5 million for the year ended June 30, 1998 from $3.7 million for the year ended June 30, 1997 and is attributable to the higher levels of warehouse borrowing as a result of the increase in mortgage loan originations.

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

     YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                                YEAR ENDED JUNE 30
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans..............................    $21,855       $4,240
Loan origination income.....................................      5,473        1,978
Interest income.............................................      5,182        1,960
Other income................................................        250           52
                                                                -------       ------
                                                                $32,760       $8,230
                                                                =======       ======

     Revenues increased to $32.8 million for the year ended June 30, 1997 from $8.2 million for the year ended June 30, 1996, largely due to increased mortgage loan originations and cash gain on sale of mortgage loans.

     The increase in mortgage loan originations was due to both increased production from existing branches and expansion into new markets. Origination location increased to 38 at June 30, 1997 from 19 at June 30, 1996.

     Cash gain on sale of mortgage loans increased $17.7 million to $21.9 million in the year ended June 30, 1997 from $4.2 million for the year ended June 30, 1996. The increase was due primarily to the $332.7 million increase in mortgage loan originations for the year ended June 30, 1997 compared to the year ended June 30, 1996. Total loans of $519.9 million and $156.6 million were sold during the period ended June 30, 1997 and 1996 with a weighted average cash gain on sale of 4.2% and 2.7%, respectively.

     Loan origination income increased to $5.5 million for the year ended June 30, 1997 from $2.0 million for the year ended June 30, 1996, due to increased mortgage loan originations.

     Interest income increased $3.2 million to $5.2 million for the year ended June 30, 1997 from $2.0 million in the year ended June 30, 1996 due to a higher balance of loans held for sale as a result of the increase in mortgage loan origination.

     Other income increased to $250,000 for the year ended June 30, 1997 as compared to $52,000 for the year ended June 30, 1996 largely as a result of increased mortgage loan originations and an increase in cash and cash equivalents.

     Expenses. The following table sets forth the components of the Company's expenses for the period indicated:


                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Employees' salaries and commissions.........................    $11,052       $3,624
General and administrative expenses.........................      5,543        2,400
Interest expense............................................      3,693        1,452
                                                                -------       ------
                                                                $20,288       $7,476
                                                                =======       ======


     Expenses increased to $20.3 million for the year ended June 30, 1997 from $7.5 million of the year ended June 30, 1996, due to the cost of geographical expansion and in large part to increased compensation and other personnel costs related to the 166% increase in mortgage loan originations. Expenses for the year ended June 30, 1996 included a litigation reserve of $200,000 relating to potential exposure from a lawsuit against the Company which was settled through payment during the year ended June 30, 1997.

     Employees salaries and commissions increased $7.4 million to $11.1 million in the year ended June 30, 1997 from $3.6 million for the year ended June 30, 1996, primarily due to the increase in employees to 257 at June 30, 1997 from 148 at June 30, 1996 and increases in commissions paid to employees.

     General and administrative expense increased $3.1 million to $5.5 million for the year ended June 30, 1997 from $2.4 million in the year ended June 30, 1996. The increase was due to the expansion of the Company's loan origination network and related increase in mortgage loan originations.

     Interest expense increased $2.2 million for the year ended June 30, 1997 from $1.5 million in the year ended June 30, 1996, due to greater borrowings to fund the increased mortgage loan originations.


DISCLOSURE ABOUT MARKET RISK



     The Company's earnings can be affected significantly by the movement of interest rates, which is the primary component of market risk to the Company. The interest rate risk affects the value of the mortgage loans held for sale, net interest income earned on its mortgage inventory, interest income earned on idle cash, interest expense and cash gain on sale of mortgage loans.



     The Company currently sells its loan production monthly on a whole loan basis for cash.



     As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the DLJ warehouse line of credit and the interest charged by DLJ is generally priced based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage interest rates.

     The Company currently does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The majority of the Company's loan portfolio is held for sale which requires the Company to perform quarterly market valuations of its portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, the Company continually monitors the interest rates of its loan portfolio as compared to prevalent interest rates in the market.

     The Company currently does not enter into any hedging activities as it currently sells its loan production on a monthly basis and the prohibitive cost versus the benefit of any hedging.

     Based on the information available and the interest environment as of June 30, 1998, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase in the level of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

YEAR 2000

     The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with the Year 2000 issues. In addition, the Company is also communicating with its principal service providers to ensure Year 2000 issues will not have an adverse impact on the Company. Based upon its internal review and communications with external service providers, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets. The Company currently has no formal agreements with regard to any potential acquisition and there can be no assurance that future acquisitions, if any, will be consummated. Capital expenditures totaled $1.4 million and $448,000 for the years ended June 30, 1998 and 1997, respectively. Capital expenditures were primarily comprised of furniture, fixtures and equipment software and leasehold improvements.

     Cash and cash equivalents were $25.9 million and $8.3 million at June 30, 1998 and 1997, respectively. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March, 1998 the Company concluded its initial public offering and received net proceeds of $16,199,000 from the Offering. As of June 30, 1998, of these proceeds, approximately $4.05 million was used to fund loan originations, and the remaining balance has been invested in short-term investments.

     On September 1, 1998, the Company's Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of September 14, 1998, the Company had repurchased 146,200 shares of Common Stock at a cost of $1,040,908.

     The Company funds its operations through cash reserves, loan sales, net earnings and a revolving warehouse credit facility with the DLJ Facility, under which it borrows money to finance the origination of mortgage loans. As of June 30, 1998, the DLJ Facility provides borrowings up to $150.0 million and terminates on March 16, 2000. The DLJ Facility bears interest at a rate of the federal funds rate plus 50 basis points through March 16, 1999 and thereafter, the federal funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the term. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with proceeds of its loan sales.

     During the years ended June 30, 1998 and 1997, the Company used cash of $788.5 million and $532.6 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $744.9 million and $519.9 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $30.5 million and $21.9 million respectively, for the years ended June 30, 1998 and 1997, respectively.

     The Company's ability to continue to originate loans is dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

Recently Issued Accounting Considerations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that this Statement will not have a significant impact on its financial position or results of operations for fiscal 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Disclosure About Market Risk," incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is set forth in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is set forth in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is forth in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this Item is set forth in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements -- See "Index to Consolidated Financial Statements"

     2. Exhibits -- See "Exhibit Index"

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California on September 28, 1998.


                                          BNC MORTGAGE, INC.

                                          By:      /s/ EVAN R. BUCKLEY
                                            ------------------------------------
                                                      Evan R. Buckley
                                                   Chairman of the Board,
                                                  Chief Executive Officer,
                                                   Secretary and Director

                               POWER OF ATTORNEY

     We, the undersigned Officers and Directors of BNC Mortgage, Inc. do hereby constitute and appoint Evan R. Buckley and Kelly W. Monahan, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our names in the capacities indicated below, which said attorneys and agents, or either of them may deem necessary or advisable to enable said corporation to comply with the Securities Act of 1934, and as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this Report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this Report; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                    TITLE                   DATE
                       ---------                                    -----                   ----

                  /s/ EVAN R. BUCKLEY                     Chairman of the Board,     September 28, 1998
--------------------------------------------------------  Chief Executive Officer,
                    Evan R. Buckley                       Secretary and Director

                  /s/ KELLY W. MONAHAN                    President, Chief           September 28, 1998
--------------------------------------------------------  Financial Officer and
                    Kelly W. Monahan                      Director

                   /s/ KEITH C. HONIG                     Director                   September 28, 1998
--------------------------------------------------------
                     Keith C. Honig

                /s/ JOSEPH R. TOMKINSON                   Director                   September 28, 1998
--------------------------------------------------------
                  Joseph R. Tomkinson

                                 EXHIBIT INDEX

(a) Exhibits


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
 2.1*    Agreement of Reorganization and Plan of Merger
 3.1*    Certificate of Incorporation of BNC Mortgage, Inc., a Delaware
         corporation
 3.2*    Bylaws of BNC Mortgage, Inc., a Delaware corporation
 4.1*    Specimen Stock Certificate
10.1*    Office Lease, as amended, between the Registrant and Shuwa Investments
         Corporation dated June 15, 1997
10.2*    1997 Stock Option Plan and form of agreements
10.3*    Form of Indemnification Agreement
10.4*    Employment Agreement between the Registrant and Evan R. Buckley
10.5*    Employment Agreement between the Registrant and Kelly W. Monahan
10.6     (a)*         Letter Agreement, dated October 22, 1997, from DLJ Mortgage
                      Capital, Inc. to the Registrant.
         (b)          Commitment Letter, dated March 16, 1998, addressed to the
                      Registrant from DLJ Mortgage Capital, Inc.
         (c)          Whole Loan Financing Facility, dated March 16, 1998, between the Registrant and DLJ Mortgage, Inc.
         (d)          Promissory Note, by the Registrant made in favor of DLJ
                      Mortgage Capital, Inc.
         (f)*         Whole Loan Financing Program Tri-Party Custody Agreement,
                      dated September 26, 1995, among Registrant and DLJ Mortgage
                      Capital, Inc. and Bankers Trust Company
         (g)          Master Mortgage Loan Purchase Agreement, dated March 16,
                      1998, between the Registrant and DLJ Mortgage Capital, Inc.
         (h)*         Form of Subordinate Certificate Financing Agreement between the Registrant and DLJ Mortgage Capital, Inc.
10.7     Representative's Warrant, dated March 16, 1998, issued by the Registrant to CIBC Oppenheimer Corp.
10.8     Representative's Warrant, dated March 16, 1998, issued by the Registrant to Piper Jaffray Inc.
11.1     Statement re: Computation of Per Share Earnings
21.1     Subsidiaries
24.1     Power of Attorney (included on signature page)
27       Financial Data Schedule


---------------

* Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Registration Statement on Form S-1, as amended (File No. 333-38651) filed with the Securities and Exchange Commission on October 24, 1997.

                               BNC MORTGAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..............................  F-2
Consolidated Balance Sheet as of June 30, 1998 and 1997.....  F-3
Consolidated Statement of Income for the Years Ended June
  30, 1998, 1997 and 1996...................................  F-4
Consolidated Statement of Stockholders' Equity for the Years
  Ended
  June 30, 1998, 1997 and 1996..............................  F-5
Consolidated Statement of Cash Flows for Years Ended June
  30, 1998, 1997 and 1996...................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
BNC Mortgage, Inc.


     We have audited the accompanying consolidated balance sheet of BNC Mortgage, Inc. as of June 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Mortgage, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                                 /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                                    Ernst & Young LLP

Orange County, California
September 14, 1998

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       JUNE 30,
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
Cash and cash equivalents...................................  $ 25,890,000    $ 8,268,000
Restricted cash.............................................       638,000             --
Mortgage loans held for sale................................    98,717,000     55,145,000
Property and equipment, net.................................     1,533,000        609,000
Deferred income taxes.......................................     2,131,000      1,154,000
Notes receivable from officers..............................       100,000             --
Other assets................................................     1,546,000        537,000
                                                              ------------    -----------
          Total assets......................................  $130,555,000    $65,713,000
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse line-of-credit..................................  $ 96,022,000    $54,625,000
  Accounts payable and accrued liabilities..................     2,880,000      1,358,000
  Income taxes payable......................................       802,000        526,000
                                                              ------------    -----------
          Total liabilities.................................    99,704,000     56,509,000
COMMITMENTS AND CONTINGENCIES (NOTE 8)
Stockholders' equity:
  Preferred stock, $.001 par value:
  Authorized shares -- 50,000,000
  Issued and outstanding shares -- none in 1998 and 1997....            --             --
  Series A preferred stock, $0.001 par value:
  Authorized shares -- 1,000
  Issued and outstanding shares -- none in 1998 and 160 in
     1997...................................................            --      1,575,000
  Series A common stock, voting, no par value:
  Authorized shares -- 2,886,598
  Issued and outstanding shares -- none in 1998 and
     2,886,598 in 1997......................................            --             --
  Series B common stock, nonvoting, no par value:
  Authorized shares -- 1,237,113
  Issued and outstanding shares -- none in 1998 and
     1,237,113 in 1997......................................            --          7,000
  Common stock, voting $0.001 par value:
  Authorized Shares -- 50,000,000
  Issued and outstanding shares 5,875,979 in 1998 and none
     in 1997................................................         6,000             --
  Additional paid in capital................................    16,193,000             --
  Retained earnings.........................................    14,652,000      7,622,000
                                                              ------------    -----------
          Total stockholders' equity........................    30,851,000      9,204,000
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $130,555,000    $65,713,000
                                                              ============    ===========

                            See accompanying notes.

                               BNC MORTGAGE, INC.


                        CONSOLIDATED STATEMENT OF INCOME


                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       -----------    -----------    ----------
Revenues:
Gain on sale of mortgage loans.......................  $30,458,000    $21,855,000    $4,240,000
Loan origination income..............................    5,399,000      5,473,000     1,978,000
Interest income......................................    7,860,000      5,182,000     1,960,000
Other income.........................................      676,000        250,000        52,000
                                                       -----------    -----------    ----------
          Total revenues.............................   44,393,000     32,760,000     8,230,000
                                                       -----------    -----------    ----------
Expenses:
Employees' salaries and commissions..................   18,828,000     11,052,000     3,624,000
General and administrative expenses..................    8,028,000      5,543,000     2,400,000
Interest expense.....................................    5,486,000      3,693,000     1,452,000
                                                       -----------    -----------    ----------
          Total expenses.............................   32,342,000     20,288,000     7,476,000
                                                       -----------    -----------    ----------
Income before income taxes...........................   12,051,000     12,472,000       754,000
Income tax expense...................................    4,815,000      4,930,000       337,000
                                                       -----------    -----------    ----------
Net income...........................................  $ 7,236,000    $ 7,542,000    $  417,000
                                                       ===========    ===========    ==========
Basic earnings per share.............................  $      1.55    $      1.80    $     0.14
                                                       ===========    ===========    ==========
Diluted earnings per share...........................  $      1.51    $      1.80    $     0.14
                                                       ===========    ===========    ==========

                            See accompanying notes.

                               BNC MORTGAGE INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       SERIES A PREFERRED STOCK    SERIES A COMMON STOCK    SERIES B COMMON STOCK      COMMON STOCK
                       -------------------------   ----------------------   ---------------------   ------------------
                        SHARES        AMOUNT         SHARES       AMOUNT      SHARES      AMOUNT     SHARES     AMOUNT
                       --------    -------------   -----------    -------   ----------    -------   ---------   ------
Balance at June 30,
 1995................      25       $   250,000     1,443,299       $--             --    $    --          --   $   --
 Issuance of
   preferred stock...     135         1,325,000            --       --              --         --          --       --
 Issuance of common
   stock.............      --                --     1,443,299       --       1,072,165      2,000          --       --
 Cash dividends on
   preferred stock...      --                --            --       --              --         --          --       --
 Net income..........      --                --            --       --              --         --          --       --
                         ----       -----------    ----------       --      ----------    -------   ---------   ------
Balance at June 30,
 1996................     160         1,575,000     2,886,598       --       1,072,165      2,000          --       --
 Issuance of common
   stock.............      --                --            --       --         185,567      6,000          --       --
 Repurchase of common
   shares............      --                --            --       --         (20,619)    (1,000)         --       --
 Cash dividends on
   preferred stock...      --                --            --       --              --         --          --       --
 Net Income..........      --                --            --       --              --         --          --       --
                         ----       -----------    ----------       --      ----------    -------   ---------   ------
Balance at June 30,
 1997................     160         1,575,000     2,886,598       --       1,237,113      7,000          --       --
 Issuance of common
   stock (less cost
   of $455,599)......      --                --            --       --              --         --   5,875,979    6,000
 Repurchase of common
   shares............      --                --            --       --      (1,237,113)    (7,000)         --       --
 Repurchase of
   preferred shares..    (160)       (1,575,000)   (2,886,598)      --              --         --          --       --
 Cash dividends on
   preferred stock...      --                --            --       --              --         --          --       --
 Net income..........      --                --            --       --              --         --          --       --
                         ----       -----------    ----------       --      ----------    -------   ---------   ------
Balance at June 30,
 1998................      --       $        --            --       $--             --    $    --   5,875,979   $6,000
                         ====       ===========    ==========       ==      ==========    =======   =========   ======

                                                              TOTAL
                       ADDITIONAL PAID IN    RETAINED     STOCKHOLDER'S
                            CAPITAL          EARNINGS         EQUITY
                       ------------------   -----------   --------------
Balance at June 30,
 1995................     $        --       $   (10,000)   $   240,000
 Issuance of
   preferred stock...              --                --      1,325,000
 Issuance of common
   stock.............              --                --          2,000
 Cash dividends on
   preferred stock...              --          (138,000)      (138,000)
 Net income..........              --           417,000        417,000
                          -----------       -----------    -----------
Balance at June 30,
 1996................              --           269,000      1,846,000
 Issuance of common
   stock.............              --                --          6,000
 Repurchase of common
   shares............              --                --         (1,000)
 Cash dividends on
   preferred stock...              --          (189,000)      (189,000)
 Net Income..........              --         7,542,000      7,542,000
                          -----------       -----------    -----------
Balance at June 30,
 1997................              --         7,622,000      9,204,000
 Issuance of common
   stock (less cost
   of $455,599)......      16,193,000                --     16,199,000
 Repurchase of common
   shares............              --          (131,000)      (138,000)
 Repurchase of
   preferred shares..              --                --     (1,575,000)
 Cash dividends on
   preferred stock...              --           (75,000)       (75,000)
 Net income..........              --         7,236,000      7,236,000
                          -----------       -----------    -----------
Balance at June 30,
 1998................     $16,193,000       $14,652,000    $30,851,000
                          ===========       ===========    ===========

                            See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          FOR THE YEAR ENDED JUNE 30,
                                                -----------------------------------------------
                                                    1998             1997             1996
                                                -------------    -------------    -------------
OPERATING ACTIVITIES

Net income....................................  $   7,236,000    $   7,542,000    $     417,000
Adjustment to reconcile net income to net cash
  used in operating activities:
  Depreciation................................        486,000          250,000           77,000
  Origination of mortgage loans held for
     sale.....................................   (788,479,000)    (532,621,000)    (199,963,000)
  Sales and principal repayments of mortgage
     loans held for sale......................    745,275,000      520,600,000      157,240,000
  Deferred loan origination fees..............       (368,000)        (401,000)              --
  Change in other assets......................     (1,009,000)        (338,000)        (199,000)
  Change in accounts payable and accrued
     liabilities..............................      1,522,000          479,000          879,000
  Change in income taxes payable..............        276,000         (378,000)         904,000
  Change in deferred income taxes.............       (977,000)        (587,000)        (567,000)
                                                -------------    -------------    -------------
Net cash used in operating activities.........    (36,038,000)      (5,454,000)     (41,212,000)
                                                -------------    -------------    -------------
INVESTING ACTIVITIES
Capital expenditures..........................     (1,410,000)        (448,000)        (488,000)
Purchase of Simple Mortgage USA, Inc..........       (100,000)              --               --
                                                -------------    -------------    -------------
Net cash used in investing activities.........     (1,510,000)        (448,000)        (488,000)
                                                -------------    -------------    -------------
FINANCING ACTIVITIES
Payment of dividends on preferred stock.......        (75,000)        (189,000)        (138,000)
Repurchase of preferred shares................     (1,575,000)              --               --
Repurchase of common shares...................       (138,000)          (1,000)              --
Proceeds from issuance of common stock........     16,199,000            6,000            2,000
Increase in restricted cash...................       (638,000)              --        1,325,000
Change in warehouse line of credit............     41,397,000       11,902,000       42,723,000
                                                -------------    -------------    -------------
Net cash provided by financing activities.....     55,170,000       11,718,000       43,912,000
                                                -------------    -------------    -------------
Net increase in cash and cash equivalents.....     17,622,000        5,816,000        2,212,000
Cash and cash equivalents at beginning of the
  year........................................      8,268,000        2,452,000          240,000
                                                -------------    -------------    -------------
Cash and cash equivalents at end of the
  year........................................  $  25,890,000    $   8,268,000    $   2,452,000
                                                =============    =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid.................................  $   5,468,000    $   3,693,000    $   1,452,000
                                                =============    =============    =============
Taxes paid....................................  $   5,515,164    $   5,351,000    $          --
                                                =============    =============    =============

                            See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION


     The Company is a specialty finance company engaged in the business of originating, purchasing and selling non-conforming, and to a lesser extent, conforming residential mortgage loans secured by one-to-four family residences. The Company's loans are made to owners of single family residence who typically use the loan proceeds for purposes such as refinancing existing mortgages, debt consolidation, financing of home improvements, education and other similar needs, and, to a lesser extent, to purchase residences. The Company originates loans through its wholesale division, which originates mortgage loans through approved independent loan brokers, and through its retail division, which markets loans directly to homeowners. The Company currently sells all of its mortgage loans to institutional purchasers such as investment banks, real estate investment trusts and other large mortgage bankers for cash through whole loan sales.



     In connection with the Company's March 10, 1998 initial public offering, the Company reincorporated in Delaware. Further to the reincorporation, the existing California corporation was merged into a newly formed Delaware corporation pursuant to which each outstanding share of Class A and Class B common stock of the existing California corporation was exchanged for 4,123.71134 shares of $.001 par value common stock of the new Delaware corporation. The certificate of incorporation of the new Delaware corporation authorized 50,000,000 shares of common stock and 50,000,000 shares of preferred stock. In November 1997, the Company redeemed all shares of Series A Preferred Stock for $1,575,000.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of the consolidated financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are stated at the lower of cost or aggregate market value. Market value is determined by purchase commitments from investors and prevailing market prices.

LOAN ORIGINATION FEES

     Loan origination fees and certain direct loan origination costs for mortgage loans held for sale are deferred until the related loans are sold.

GAIN ON SALE OF MORTGAGE LOANS HELD FOR SALE

     Gains or losses on the sale of mortgage loans held for sale are recognized at the date of sale.

CASH AND CASH EQUIVALENTS

     The Company accounts for all highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

                               BNC MORTGAGE, INC.

PROPERTY AND EQUIPMENT

     Property and equipment, consisting primarily of computer hardware and software, is stated at cost, net of accumulated depreciation and amortization. Depreciation is provided using the straight line method over their estimated useful lives of three years.


RECENTLY ISSUED ACCOUNTING STANDARD



     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that this Statement will not have a significant impact on its financial position or results of operations for fiscal 1999.


INCOME TAXES

     The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 requires the use of the asset and liability method of accounting for taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE


     As of June 30, 1998, the Company adopted Statement No. 128, Earnings Per Share, and restated all prior period earnings per share (EPS) data, as required. Statement No. 128 replaced the presentation of primary and fully diluted EPS pursuant to APB Opinion No. 15, Earnings Per Share, with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period and the dilutive effect, if any, of stock options and warrants outstanding for the period.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented in Note 6 are estimates of the fair values of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessary indicative of amounts the Company could realize or settle currently.

 2. MORTGAGE LOANS HELD FOR SALE


     Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 30% of these properties are located in California. Mortgage loans held for sale include net deferred origination fees of $769,000 and $401,000 at June 30, 1998 and 1997, respectively.



     Subsequent to June 30, 1998, substantially all of the mortgage loans were sold to DLJ pursuant to the Master Mortgage Loan Purchase Agreement.

                               BNC MORTGAGE, INC.

 3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:


                                                                 1998         1997
                                                              ----------    ---------
Leasehold improvements......................................  $  251,000    $      --
Furniture and fixtures......................................     171,000           --
Office equipment............................................   1,685,000      840,000
Software....................................................     239,000       96,000
                                                              ----------    ---------
                                                               2,346,000      936,000
Less accumulated depreciation...............................    (813,000)    (327,000)
                                                              ----------    ---------
                                                              $1,533,000    $ 609,000
                                                              ==========    =========


 4. INCOME TAXES

     Income tax expense for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                    1998          1997         1996
                                                 ----------    ----------    ---------
Current:
  Federal......................................  $4,747,000    $4,119,000    $ 749,000
  State........................................   1,045,000     1,398,000      155,000
                                                 ----------    ----------    ---------
                                                  5,792,000     5,517,000      904,000
Deferred:
  Federal......................................  (1,020,000)     (603,000)    (504,000)
  State........................................      43,000        16,000      (63,000)
                                                 ----------    ----------    ---------
                                                   (977,000)     (587,000)    (567,000)
                                                 ----------    ----------    ---------
                                                 $4,815,000    $4,930,000    $ 337,000
                                                 ==========    ==========    =========

     The reconciliation of income tax expense at the U.S. federal statutory tax rate to the income tax expense for the years ended June 30, 1998 1997, and 1996 are as follows:

                                                     1998          1997         1996
                                                  ----------    ----------    --------
Tax computed at the statutory rate..............  $4,218,000    $4,365,000    $272,000
State income tax, net of federal income tax
  benefit.......................................     708,000       665,000      61,000
Other...........................................    (111,000)     (100,000)      4,000
                                                  ----------    ----------    --------
Income tax expense..............................  $4,815,000    $4,930,000    $337,000
                                                  ==========    ==========    ========

                               BNC MORTGAGE, INC.

     The components of the Company's deferred income tax assets and liabilities as of June 30, 1998 and 1997 are as follows:


                                                                 1998          1997
                                                              ----------    ----------
Deferred tax assets (liabilities):
  Depreciation..............................................  $   21,000    $  (16,000)
  State income taxes........................................     371,000       479,000
  Reserve for loan repurchases..............................     234,000       263,000
  Accrued vacation..........................................     195,000       104,000
  Accrued compensation......................................     183,000            --
  Litigation reserve........................................      15,000        15,000
  Mark-to-market adjustments................................   1,786,000       491,000
  Deferred loan fees........................................    (682,000)     (186,000)
  Other accrued liabilities.................................       8,000         4,000
                                                              ----------    ----------
          Total deferred tax assets.........................  $2,131,000    $1,154,000
                                                              ==========    ==========


 5. WAREHOUSE LINE-OF-CREDIT


     The Company has entered into a warehouse line of credit agreement with DLJ, which provides for borrowings up to $150,000,000 with interest payable monthly at the Federal Funds rate plus 50 basis points, (7.0%). The interest rate increases to Federal Funds rate plus 100 basis points at March 16, 1999. At June 30, 1998 and 1997, borrowings under this line of $96,022,000 and $54,625,000 are collateralized by mortgage loans held for sale. The Agreement provides that the amount borrowed under the facility can exceed the maximum amount available from time to time as the Company's production increases so as to enable the Company to continue to fund mortgage loans without delay or interruption. The line-of-credit matures and is subject to renewal on March 16, 2000. The weighted average interest rate for the fiscal year ended June 30, 1998 was 6.4%.



     Additionally, DLJ has agreed to provide the Company with up to $5.0 million of financing through March 16, 1999 for subordinated "interest-only" securities to the extent they are retained by the Company in connection with any future securitizations of loans originated by the Company.


 6. FINANCIAL INSTRUMENTS

     The following describes the methods and assumptions used by the Company in estimating fair value:

     Mortgage loans held for sale -- Fair value is estimated using the quoted market prices for securities backed by similar types of loans and investor commitments to purchase loans on a service-released basis. Warehouse line-of-credit -- Fair value is estimated using rates currently available to the Company for debt with similar terms and remaining maturities.

     The carrying values and the estimated fair values of the Company's financial instruments for which it is practical to calculate a fair value are as follows:

                                      JUNE 30, 1998                 JUNE 30, 1997
                               ---------------------------    --------------------------
                                CARRYING          FAIR         CARRYING         FAIR
                                  VALUE          VALUE           VALUE          VALUE
                               -----------    ------------    -----------    -----------
Mortgage loans held for
  sale.......................  $98,717,000    $102,948,000    $55,145,000    $56,816,000
Warehouse line-of-credit.....   96,022,000      96,022,000     54,625,000     54,625,000

                               BNC MORTGAGE, INC.

 7. RELATED PARTY TRANSACTION

     In July 1997, the Company loaned an aggregate of $250,000 to two officers of the Company. The loans accrue interest monthly at the Federal Funds rate and are due upon the sale of common stock. As of June 30, 1998, one loan remained outstanding with a principal balance of $100,000. Interest income of $5,000 was recorded related to this note for the year ended June 30, 1998.

     For the year ended June 30, 1997, the Company sold $5.8 million of mortgage loans to Impac Funding Corporation ("IFC"), a company of which Joseph R. Tomkinson, a director of the Company, is the Chief Executive Officer, a director and a significant common shareholder. In addition, the Company entered into a $50 million optional delivery master commitment to sell non-conforming mortgage loans to IFC.

     During the years ended June 30, 1998, 1997, and 1996 the Company sold loans to DLJ having an aggregate principal balance of $727.0 million, $473.7 million and $153.2 million, respectively, pursuant to a Master Loan Purchase Agreement. In connection with such sales, the Company paid fees to DLJ of $2.2 million, $2.1 million and $1.8 million for the years ended June 30, 1998, 1997 and 1996, respectively.

     On June 1, 1998, the Company acquired Simple Mortgage USA, Inc. ("Simple USA") from Evan R. Buckley, Chairman and Chief Executive Officer of the Company. The Company paid $258,000 for Simple USA, which had a book value of $245,000. At the time of acquisition, Simple USA had $238,000 in cash and had no employees. The purchase price included a cash payment of $100,000 and the forgiveness of a note payable to the Company of $150,000 and accrued interest of $8,000. The excess of the purchase price over the book value was charged to operations in fiscal 1998.

 8. COMMITMENTS AND CONTINGENCIES

  Forward Loan Sales Commitments

     The Company has entered into a forward loan sale contract with an investment bank under which it has committed to deliver $280 million in loans originated during the period from April 1998 to July 1998. At June 30, 1998, $143,730,581 in loans had been delivered under this commitment and the balance was delivered subsequent to year end. The price received under the commitment includes adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold.

     In June 1998, the Company entered into a $50 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to "IFC". The forward sales commitment is for a 12 month period and provides an option to increase the commitment to $100 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At June 30, 1998, no loans had been sold under this commitment.

  Repurchase Obligation

     The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $500,000 and $503,000 at June 30, 1998 and 1997, respectively, is included in accounts payable and accrued liabilities.

  Leases

     The Company's executive and administrative offices are occupied under a noncancelable operating lease which expires in 2002 with aggregate monthly payments of approximately $71,200. The lease agreement requires the Company to maintain a refundable letter of credit to the lessor in the amount of $600,000. Cash deposited into an escrow to secure the letter of credit and accrued interest thereon is classified as restricted cash on the balance sheet.

                               BNC MORTGAGE, INC.

     The Company's loan offices are occupied under noncancelable operating leases which expire between October 1998 and March 2003 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area. The minimum annual rental payments under these operating leases is as follows:



1999.....................................................   1,560,000
2000.....................................................   1,426,000
2001.....................................................   1,121,000
2002.....................................................     910,000
2003.....................................................     384,000
Thereafter...............................................          --
                                                           ----------
                                                           $5,401,000
                                                           ==========



     Rent expense for the years ended June 30, 1998, 1997 and 1996 was $1,293,000, $597,000 and $169,000, respectively.


 9. STOCKHOLDERS' EQUITY

PREFERRED STOCK


     The Board of Directors has the authority, without further action by the stockholders of the Company, to issue up to 50,000,000 shares of Preferred Stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions thereof including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the Common Stock.


WARRANTS


     In connection with the initial public offering, the Company issued warrants to purchase 317,319 shares of Common Stock at an exercise price per share equal to $10.45. The warrants are exercisable over a period of four years, commencing one year from March 10, 1998.


401(K) PLAN

     The Company adopted a 401(k) savings plan (the "401(k) Plan") effective on July 1, 1996. Eligible employees may participate in the 401(k) Plan. Participants in the 401(k) Plan may defer compensation in an amount not in excess of the annual statutory limit ($10,000 in 1998). The Company may make matching contributions in the amount determined annually by the Board of Directors. Matching contributions if any, vest after three years. Contributions made for the years ended June 30, 1998 and 1997 were $74,000 and $37,000, respectively.

10. STOCK OPTION PLAN

     In October 1997, the Company adopted the 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the Stock Option Plan), which provides for a committee of the Board of Directors (the Committee) to authorize the grant of incentive stock options, nonqualified stock options, deferred stock, restricted stock, stock appreciation rights and limited stock appreciation rights awards to any officer or key employee of the Company. The Stock Option Plan authorizes the grant of options to purchase, and awards of, an aggregate of 800,000 shares. Incentive stock options are granted at a price not less than 100% (110% in the case of incentive stock options granted to an employee who is deemed to own in excess of 10% of the outstanding common stock) of the fair market value of the shares of common stock at the time the option is granted. Incentive stock options and nonqualified stock options become exercisable according to the terms of the grant made by the Committee and remain exercisable until their specified expiration date.

                               BNC MORTGAGE, INC.

     The Company has issued nonqualified stock options to an employee for the purchase of 163,265 shares of common stock at $6.10 per share. The options vest ratably over a three year period beginning on October 1, 1997. The difference between the fair market value of the common stock on the date of grant and the exercise price of the options of $555,000 is being recorded as compensation expense over the vesting period of the options. For the year ended June 30, 1998, compensation expense related to these options was $139,000.

     The Company has issued nonqualified stock options to the non-employee board members for the purchase of 24,000 shares of common stock at $9.50, the fair value at the date of grant. The options vest ratably over a two year period beginning on March 10, 1998.

     The Company has issued incentive stock options for the purchase of 435,902 shares of common stock at $9.50 - $11.00 per share. The options vest ratably over a three year period beginning on March 10, 1998.

     The following summarizes stock option activity under the Company's stock plan for the year ended June 30, 1998:

                                                                 WEIGHTED-AVERAGE
                                                       OPTIONS    EXERCISE PRICE
                                                       -------   ----------------
Options outstanding at beginning of fiscal year......       --        $  --
  Option granted.....................................  623,167        $8.64
  Options exercised..................................       --           --
  Options cancelled..................................   (1,274)       $9.50
                                                       -------
Options outstanding at end of fiscal year............  621,893        $8.64
                                                       =======
Exercise price:
  Per share for options exercised during fiscal
     year............................................      n/a

                                                                 OPTIONS
                                                              JUNE 30, 1998
                                                              --------------
Per share for options outstanding at end of fiscal year.....  $6.10 - $11.00
Weighted average fair value of options granted
  Nonqualified stock options................................       5.32
  Incentive stock options...................................       3.01
Weighted average contractual life of option outstanding (in
  years)....................................................       9.58

     As of June 30, 1998, no outstanding options were exercisable. Options available for future grants under the plans were 178,107 as of June 30, 1998.

     The Company currently follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of the Company's employee stock options are equal to the underlying stock on the date of grant, no compensation expense is recognized. The Company intends to follow the provisions of APB 25 for future years.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS
123), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              1998
                                                              ----
Expected life (years).......................................     6
Interest rate...............................................  4.72%
Volatility..................................................  0.31
Dividend yield..............................................  0.00%

                               BNC MORTGAGE, INC.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The estimated stock-based compensation cost calculated using the assumptions indicated totaled $151,000 for the year ended June 30, 1998. The pro forma net income resulting from the increased compensation cost was $7,085,000 ($1.48 per share) for the year ended June 30, 1998.

11. SIGNIFICANT CUSTOMERS

     The Company has entered into a number of transactions with two financial companies which each account for more than 10% of the Company's loan sales. These transactions include a whole loan agreement, under which the financial companies agree to periodically purchase certain loans from the Company. During the years ended June 30, 1998, 1997 and 1996, the Company sold a total of $744.4 million, $519.9 million and 156.6 million respectively of loans to these investors under these agreements and recognized gross cash gains on sales of approximately $30.5 million, $21.9 million and 4.2 million, respectively.

12. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             YEAR ENDED JUNE 30,
                                                     ------------------------------------
                                                        1998         1997         1996
                                                     ----------   ----------   ----------
Numerator
  Net income.......................................  $7,236,000   $7,542,000   $  417,000
                                                     ==========   ==========   ==========
Denominator
  Shares used in computing basic earnings per
     share.........................................   4,653,836    4,186,662    2,892,000
  Effect of stock options treated as equivalents
     under the treasury stock method...............     142,392           --           --
                                                     ----------   ----------   ----------
  Denominator for diluted earnings per share.......   4,796,228    4,186,662    2,892,000
                                                     ==========   ==========   ==========
  Basic earnings per share.........................  $     1.55   $     1.80   $     0.14
                                                     ==========   ==========   ==========
  Diluted earnings per share.......................  $     1.51   $     1.80   $     0.14
                                                     ==========   ==========   ==========

13. SUBSEQUENT EVENTS

     On September 1, 1998, the Company's Board of Directors authorized the Company to repurchase up to $2 million of the Company's common stock, in open market purchases from time to time at the discretion of the Company's management. As of September 14, 1998, the Company had repurchased 146,200 shares of common stock at a cost of $1,040,908.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
 2.1*    Agreement of Reorganization and Plan of Merger
 3.1*    Certificate of Incorporation of BNC Mortgage, Inc., a Delaware
         corporation
 3.2*    Bylaws of BNC Mortgage, Inc., a Delaware corporation
 4.1*    Specimen Stock Certificate
10.1*    Office Lease, as amended, between the Registrant and Shuwa Investments
         Corporation dated June 15, 1997
10.2*    1997 Stock Option Plan and form of agreements
10.3*    Form of Indemnification Agreement
10.4*    Employment Agreement between the Registrant and Evan R. Buckley
10.5*    Employment Agreement between the Registrant and Kelly W. Monahan
10.6     (a)*         Letter Agreement, dated October 22, 1997, from DLJ Mortgage
                      Capital, Inc. to the Registrant.
         (b)          Commitment Letter, dated March 16, 1998, addressed to the
                      Registrant from DLJ Mortgage Capital, Inc.
         (c)          Whole Loan Financing Facility, dated March 16, 1998, between the Registrant and DLJ Mortgage, Inc.
         (d)          Promissory Note, by the Registrant made in favor of DLJ
                      Mortgage Capital, Inc.
         (f)*         Whole Loan Financing Program Tri-Party Custody Agreement,
                      dated September 26, 1995, among Registrant and DLJ Mortgage
                      Capital, Inc. and Bankers Trust Company
         (g)          Master Mortgage Loan Purchase Agreement, dated March 16,
                      1998, between the Registrant and DLJ Mortgage Capital, Inc.
         (h)*         Form of Subordinate Certificate Financing Agreement between the Registrant and DLJ Mortgage Capital, Inc.
10.7     Representative's Warrant, dated March 16, 1998, issued by the Registrant to CIBC Oppenheimer Corp.
10.8     Representative's Warrant, dated March 16, 1998, issued by the Registrant to Piper Jaffray Inc.
11.1     Statement re: Computation of Per Share Earnings
21.1     Subsidiaries
24.1     Power of Attorney (included on signature page)
27       Financial Data Schedule

---------------
* Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Registration Statement on Form S-1, as amended (File No. 333-38651) filed with the Securities and Exchange Commission on October 24, 1997.