Form 10-Q
period 1998-09-30
BNC MORTGAGE INC
filed 1998-11-16
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 000-23725



                               BNC MORTGAGE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                         33-0661303
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)



                 1063 McGaw Avenue Irvine, California 92614-5532
--------------------------------------------------------------------------------
          (Address of principal executive offices including ZIP Code)


                                 (949) 260-6000
--------------------------------------------------------------------------------
               (Registrants' telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 1998, registrant had 5,409,479 outstanding shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                     Page
                                                                                                 ----
        Consolidated Balance Sheet as of September 30, 1998 and June 30, 1998.......................3

        Consolidated Statement of Income for the Three Months Ended
        September 30, 1998 and 1997.................................................................4

        Consolidated Statement of Cash flows for the Three Months Ended September 30, 1998 and 1997....................................................................................5

        Notes to the Consolidated Financial Statements..............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......9


                                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................16

Item 2. Changes in Securities......................................................................16

Item 3. Defaults Upon Senior Securities............................................................16

Item 4. Submission of Matters to a Vote of Securities Holders......................................16

Item 5. Other Information..........................................................................16

Item 6. Exhibits and Reports on Form 8-K...........................................................16

        (a) Exhibits...............................................................................16

Signatures.........................................................................................18

ITEM 1.  FINANCIAL STATEMENTS


                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                 September 30, 1998     June 30, 1998
                                                 ------------------     -------------
                       ASSETS
Cash and cash equivalents ..................        $ 30,527,000        $ 25,890,000
Restricted cash ............................             600,000             638,000
Mortgage loans held for sale ...............          98,982,000          98,717,000
Property and equipment, net ................           1,734,000           1,533,000
Deferred income taxes ......................           2,131,000           2,131,000
Notes receivable from officers .............             100,000             100,000
Other assets ...............................           1,310,000           1,546,000
                                                    ------------        ------------

        Total assets .......................        $135,384,000        $130,555,000
                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line-of-credit ...................        $ 97,251,000        $ 96,022,000
Accounts payable and accrued liabilities ...           3,933,000           2,880,000
Income taxes payable .......................           2,198,000             802,000
                                                    ------------        ------------

        Total liabilities ..................         103,382,000          99,704,000

Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares -- 50,000,000
Issued and outstanding shares -- none at
September 30, 1998 and June 30, 1998 .......                  --                  --

Common stock, voting $0.001 par value:
Authorized Shares -- 50,000,000
Issued and outstanding shares 5,691,779 at
September 30, 1998 and 5,875,979 at June 30,
  1998 .....................................               6,000               6,000

Additional paid in capital .................          14,893,000          16,193,000

Retained earnings ..........................          17,103,000          14,652,000
                                                    ------------        ------------

        Total stockholders' equity .........          32,002,000          30,851,000
                                                    ------------        ------------

        Total liabilities and stockholders'
          equity ...........................        $135,384,000        $130,555,000
                                                    ============        ============


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                    Three Months Ended
                                                       September 30,
                                               ----------------------------
                                                  1998             1997
                                               -----------      -----------
Revenues:
Gain on sale of mortgage loans ..........      $11,482,000      $ 6,635,000
Loan origination income .................        1,652,000        1,240,000
Interest income .........................        1,903,000        1,645,000
Other income ............................          374,000          102,000
                                               -----------      -----------

        Total revenues ..................       15,411,000        9,622,000
                                               -----------      -----------

Expenses:
Employees' salaries and commissions .....        6,823,000        3,755,000
General and administrative expenses .....        3,214,000        1,798,000
Interest expense ........................        1,295,000        1,179,000
                                               -----------      -----------

        Total expenses ..................       11,332,000        6,732,000

Income before income taxes ..............        4,079,000        2,890,000

Income tax expense ......................        1,628,000        1,193,000
                                               -----------      -----------

        Net income ......................      $ 2,451,000      $ 1,697,000
                                               ===========      ===========

Net income per share basic ..............      $      0.42      $      0.41
                                               ===========      ===========

Net income per share diluted ............      $      0.42      $      0.41
                                               ===========      ===========

Weighted average shares used in computing
Net income per share:

        Basic Shares ....................        5,884,000        4,147,000
                                               ===========      ===========

        Diluted Shares ..................        5,884,000        4,147,000
                                               ===========      ===========


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Three Months Ended
                                                                   September 30,
                                                         ---------------------------------
                                                             1998                1997
                                                         -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................      $   2,451,000       $   1,697,000
  Adjustment to reconcile net income to net cash
    used in operating activities:
        Depreciation ..............................            210,000              90,000
        Origination of mortgage loans held for sale       (283,358,000)       (164,402,000)
        Sales and principal repayments of mortgage
          loans held for sale .....................        282,938,000         159,910,000
        Deferred loan origination fees ............            156,000             184,000
        Change in accounts payable and accrued
          liability ...............................          1,053,000             759,000
        Change in income taxes payable ............          1,396,000            (143,000)
        Change in deferred income taxes ...........                 --            (175,000)
        Change in notes receivable from officers ..                 --            (250,000)
        Change in other assets ....................            235,000            (239,000)
                                                         -------------       -------------
Total adjustments .................................          2,630,000          (4,266,000)
                                                         -------------       -------------

 Net cash used in operating activities ............          5,081,000          (2,569,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ..............................           (411,000)           (141,000)
                                                         -------------       -------------
Net cash used in investing activities .............           (411,000)           (141,000)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse line of credit ............          1,229,000           4,338,000
Payment of dividends on preferred stock ...........                 --             (47,000)
Repurchase of common stock ........................         (1,300,000)           (132,000)
Decrease in restricted cash .......................             38,000            (605,000)
Net cash provided by financing activities .........            (33,000)          3,554,000

Net increase in cash and cash equivalents .........          4,637,000             844,000

Cash and cash equivalents, beginning of the period          25,890,000           8,267,000
                                                         -------------       -------------

Cash and cash equivalents, end of the period ......      $  30,527,000       $   9,111,000
                                                         =============       =============


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      DESCRIPTION OF THE BUSINESS, INITIAL PUBLIC OFFERING AND BASIS OF
        PRESENTATION

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $227,150 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 3,600 approved independent loan brokers and which to date has accounted for a substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet the FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners.

The Company currently sells all of its mortgage loans to institutional purchasers such as investment banks, real estate investment trusts and other large mortgage bankers for cash through whole loan sales.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended June 30, 1998.

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

2.      MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 37% of these properties are located in California, as of September 30, 1998. Mortgage loans held for sale include net deferred fees of $613,000 and $769,000 at September 30, 1998 and June 30, 1998, respectively.

3.      WAREHOUSE LINE OF CREDIT

The Company has entered into a Warehouse Line of Credit Agreement with DLJ, which provides for borrowings up to $150,000,000 and terminates on March 16, 2000. Borrowings under this line of credit are collateralized by mortgage loans held for sale. Interest is payable monthly at the Federal Funds rate plus 50 basis points through March 16, 1999 and thereafter at the Federal Funds rate plus 100 basis points. As of September 30, 1998, the interest rate was 6.375%.

                               BNC MORTGAGE, INC.

4.      COMMITMENTS AND CONTINGENCIES

FORWARD LOAN SALES COMMITMENTS

The Company has entered into a forward loan sale contract with an investment bank under which it can deliver up to $280 million in loans originated. At September 30, 1998, $46.6 million in loans had been delivered under this commitment which expires December 30, 1998. The price received under the commitment includes adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold, and the commitment expires on December 31, 1998.

In June 1998, the Company entered into a $50 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The forward sales commitment is for a 12 months period and provides an option to increase the commitment to $100 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At September 30, 1998, $2.5 million in loans had been sold under this commitment. Joseph R. Tomkinson, Director of BNC Mortgage, Inc., is also the Chairman and Chief Executive Officer of Impac Funding Corporation.

REPURCHASE OBLIGATION

The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $800,000 and $500,000 at September 30, 1998 and June 30, 1998, respectively, is included in accounts payable and accrued liabilities.

5.      SUBSEQUENT EVENTS

COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $3 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of November 13, 1998, the Company had repurchased 466,500 shares of Common Stock at a cost of $2.7 million.

STOCKHOLDERS' RIGHT PLAN

On October 13, 1998, the Company's Board of Directors adopted a Stockholders' Rights Plan in which preferred stock purchase rights will be distributed as a dividend at the rate of one Right for each outstanding share of Common Stock.

The Rights will be attached to the Company's common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 15 percent or more of BNC's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $25.

If BNC is acquired in a merger or other transaction after a person has acquired 15 percent or more of BNC's outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price.

In addition, if a person or group acquires 15 percent or more of BNC's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of BNC common stock having a market value of twice such price.

Following the acquisition by a person of 15 percent or more of the Company's common stock and before an acquisition of 50 percent or

                               BNC MORTGAGE, INC.

more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person), at an exchange ratio of one share of common stock per Right.

Before a person or group acquires beneficial ownership of 15 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

The dividend distribution was made on October 26, 1998, payable to stockholders on record on that date. The Rights will expire on October 26, 2008. The Rights distribution is not taxable to stockholders.

The Rights are intended to enable all BNC stockholders to realize the long-term value of their investment in the Company. They will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this 10-Q.

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $227,150 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 3,600 approved independent loan brokers and which to date has accounted for the substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners.

The conforming division's loan production accounted for approximately 10.7% of total loan production for the three months ended September 30, 1998. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                                   Three Months Ended
                                                     September 30,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----
                                                 (Dollars in Thousands)

     Mortgage loan originations ...........      $283,358      $164,402
     Mortgage loan sales ..................      $282,370      $159,560
     Gain on sale of mortgage loans .......      $ 11,482      $  6,635
     Origination locations at end of period            57            53

The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues increased 60.16% to $15.4 million for the three months ended September 30, 1998 as compared to $9.6 million for the three months ended September 30, 1997.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended September 30, 1998 and 1997 accounted for 60.2% and 55.8% of total expenses,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $11.3 million for the three months ended September 30, 1998, compared to $6.7 million for the three months ended September 30, 1997.

The Company's net income increased to $2.5 million for the three months ended September 30, 1998, compared to $1.7 million for the three months ended September 30, 1997.

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

During the fiscal year ended June 30, 1998 and the three months ended September 30, 1998, the Company's total loan originations, net income and operating expenses all increased as the Company experienced substantial growth. However, the mortgage loan industry experienced significant turmoil in the quarter ended September 30, 1998 due to a lack of liquidity in the mortgage and asset-backed securitization market. These recent developments in the mortgage and asset-backed securitization markets have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. The Company, with its forward sales commitment expiring in December 1998, understands that prices paid for its loans in the future may decrease if the increased supply of mortgage loans available for sale in the whole loan market continues after the expiration of the Company's forward sales commitment.

In the event that declines in whole loan pricing continue, the Company would expect to see a decrease in cash gain on sale of mortgage loans in future quarters. In the second fiscal quarter of 1998, the Company made certain internal adjustments in response to market conditions in the mortgage industry. The Company reduced yield spread premiums paid to brokers and compensation paid to employees. The Company also reduced its employees and raised interest rates charged to borrowers to boost profitability. While the Company would also expect to receive some benefit from these and other adjustments with regard to profitability of its mortgage loan originations, the effect of these adjustments may have an adverse effect on future mortgage loan production.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                          Three Months Ended
                                            September 30,
                                           ----------------
                                           1998        1997
                                           ----        ----
                                         (Dollars in Thousands)

     Gain on sale of mortgage loans      $11,482      $ 6,635
     Loan origination income ......        1,652        1,240
     Interest income ..............        1,903        1,645
     Other income .................          374          102
                                         -------      -------

                                         $15,411      $ 9,622
                                         =======      =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $119.0 million to $283.4 million for the three months ended September 30, 1998 from $164.4 million for the three months ended September 30, 1997. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans increased $4.9 million to $11.5 million for the three months ended September 30, 1998 from $6.6 million for the three months ended September 30, 1997. The increase was due primarily to a $122.8 million increase in mortgage loan sales to $282.4 from $159.6 million for the three months ended September 30, 1998 and 1997, respectively. The weighted average cash premium paid for mortgage loans sold was 4.07% for the three months ended September 30, 1998 and 4.16% for the three months ended September 30, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the three months ended September 30, 1998. The Company expects to receive some benefit from recent reduction in yield spread premiums payable to brokers.

Loan origination income increased to $1.7 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997. As a percentage of total revenues, loan origination income for the three months ended September 30, 1998 decreased to 10.7% as compared to 12.9% for the three months ended September 30, 1997. This decrease was a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $258,000 to $1.9 million for the three months ended September 30, 1998 from $1.6 million for the three months ended September 30, 1997. This increase is due to an increase in loan originations during the period.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $374,000 for the three months ended September 30, 1998 as compared to $102,000 for the three months ended September 30, 1997 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                               Three Months Ended
                                                 September 30,
                                                ----------------
                                                1998        1997
                                                ----        ----
                                              (Dollars in Thousands)

     Employees' salaries and commissions      $ 6,823      $ 3,755
     General and administrative expenses        3,214        1,798
     Interest expense ..................        1,295        1,179
                                              -------      -------

                                              $11,332      $ 6,732
                                              =======      =======

Total expenses increased to $11.3 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997. This increase is related to geographical expansion to 57 origination locations at September 30, 1998 from 53 at September 30, 1997, and to an increase in mortgage loan originations. Total expenses are expected to be positively affected by decreased employee compensation, a reduction in staffing and a decrease in loan originations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Employee salaries and commissions increased $3.0 million to $6.8 million during the three months ended September 30, 1998 from $3.8 million for the three months ended September 30, 1997. The primary reason for the increase was due to an increase in mortgage loan originations and continued geographical expansion.

General and administrative expenses increased $1.4 million to $3.2 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

Interest expense increased $116,000 to $1.3 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997 and is attributable to higher levels of warehouse borrowing as a result of the increase in mortgage loan originations.

DISCLOSURE ABOUT MARKET RISK

The Company's earnings can be affected significantly by the movement of interest rates, which is the primary component of market risk to the Company. The interest rate risk affects the value of the mortgage loans held for sale, net interest income earned on its mortgage inventory, interest income earned on idle cash, interest expense and cash gain on sale of mortgage loans, as well as consumer demand for mortgage loan production.

As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the DLJ warehouse line of credit and the interest charged by DLJ is generally based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage rates.

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

The Company currently does not enter into any hedging activities as it currently sells its loan production on a monthly basis.

Based on the information available and the interest environment as of September 30, 1998, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

YEAR 2000

The Company has performed a review of its internal systems to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of the Company's financial and operational systems. Based on this review, management believes that its internal systems are substantially compliant with the Year 2000 issues. In addition, the Company is also communicating with its principal service providers to ensure Year 2000 issues will not have an adverse impact on the Company. Service providers which the Company is reviewing for year 2000 compliance includes payroll, loan servicing and telecommunications. The Company however, cannot be assured that these third party providers won't have other problems internally, which could have an adverse impact on the Company. Presently, the Company does not have a contingency plan to handle the worst case scenarios, but it intends to create one by the end of fiscal year 1999. Based upon its

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


internal review and communications with external service providers, the Company believes that the costs of achieving Year 2000 compliance will not have a material adverse impact on the Company's business, operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets. The Company currently has no formal agreements with regard to any potential acquisition and there can be no assurance that future acquisitions, if any, will be consummated. Capital expenditures totaled $411,000 and $141,000 for the three months ended September 30, 1998 and 1997, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

Cash and cash equivalents were $30.5 million at September 30, 1998. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March 1998 the Company concluded its initial public offering and received net proceeds of $16.2 million from the Offering. As of September 30, 1998, of these proceeds, approximately $4.05 million was used to fund loan originations, and the remaining balance has been invested in short-term investments.

The Company funds its operations through cash reserves, loan sales, net earnings and a revolving warehouse credit facility with DLJ, under which it borrows money to finance the origination of mortgage loans. As of September 30, 1998, the DLJ Facility provide borrowings up to $150.0 million and terminates on March 16, 2000. The DLJ Facility bears interest at the Federal Funds rate plus 50 basis points through March 16, 1999 and thereafter, the Federal Funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the term. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with proceeds from its loan sales.

During the three months ended September 30, 1998 and 1997, the Company used cash of $283.4 million and $164.4 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $282.9 million and $159.9 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $11.5 million and $6.6 million, for the three months ended September 30, 1998 and 1997, respectively.

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

The Company currently sells its subprime loan production monthly on a whole loan basis for cash under a forward sales commitment. As of September 30, 1998, the Company had sold $46.6 million of loans into the commitment. Under this commitment, the Company can sell up to $280 million of its subprime loan production.

Turmoil in the mortgage and asset-backed securitization market has caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Prices paid for the Company's loans in the future may decrease, if the increased supply of mortgage loans available for sale in the whole loan market continues after the expiration of the Company's forward sales commitment on December 31, 1998. In the event that declines in the whole loan pricing continue, the Company would expect to see a decrease in cash gain on sale of mortgage loans in future quarters. The Company would also expect to see some

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


benefit from adjustments made to the yield spread premiums paid to brokers, employee compensation, interest rates charged to borrowers and other adjustments. However, the effect of these adjustments may have an adverse effect on mortgage loan production in future periods.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                    * * * * *


Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, changes in the performance of the financial markets, changes in the demand for and market acceptance of the Company's products, changes in the mortgage lending industry or changes in general economic conditions, including interest rates; the impact of competition; changes in the value of real estate; the ability to maintain and increase sources of funding; and other risks disclosed from time to time in the Company's SEC reports and filings. Forward-looking statements used in this report can be identified by the use of words such as: "could," "may," "will," "expects," "believes," and the negatives or derivatives thereof , and similar expressions. Investors are encouraged to fully examine such risks prior to making an investment decision in the Company's securities.

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

BNC MORTGAGE, INC.
(Registrant)

By:   /s/EVAN R. BUCKLEY                                November 13, 1998
      -----------------------------                     -----------------
      Evan R. Buckley                                          Date
      Chief Executive Officer and
      Secretary


By:   /s/KELLY W. MONAHAN                               November 13, 1998
      -----------------------------                     -----------------
      Kelly W. Monahan                                         Date
      President and
      Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number                          Description
--------------                          -----------

    11.1            Statement regarding computation of per share earnings
    27.1            Financial Statement Data Schedule (EDGAR filing only)