Form 10-Q
period 1998-12-31
BNC MORTGAGE INC
filed 1999-02-16
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   ------------------      ------------------

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
               (Registrants' telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of February 12, 1999, registrant had 5,359,250 outstanding shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998

                         PART I - FINANCIAL INFORMATION


                                                                                                  Page
Item 1. Financial Statements

        Consolidated Balance Sheet as of December 31, 1998 and June 30, 1998........................3

        Consolidated Statement of Income for the Three Months and Six Months Ended
        December 31, 1998 and 1997..................................................................4

        Consolidated Statement of Cash flows for the Six Months Ended December 31, 1998 and 1997....................................................................................5

        Notes to the Consolidated Financial Statements..............................................6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.................................13

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

Item 3. Defaults Upon Senior Securities............................................................16

Item 4. Submission of Matters to a Vote of Securities Holders......................................16

Item 5. Other Information..........................................................................16

Item 6. Exhibits and Reports on Form 8-K...........................................................16

        (a)    Exhibits............................................................................16
        (b)    Reports on Form 8-K.................................................................16

Signatures.........................................................................................17

ITEM 1. FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                           December 31, 1998         June 30, 1998
                                                           -----------------         -------------
                       ASSETS
Cash and cash equivalents ........................            $ 33,494,000            $ 25,890,000
Restricted cash ..................................                 600,000                 638,000
Mortgage loans held for sale .....................              76,620,000              98,717,000
Property and equipment, net ......................               1,715,000               1,533,000
Deferred income taxes ............................               2,132,000               2,131,000
Notes receivable from officers ...................                 100,000                 100,000
Other assets .....................................               1,324,000               1,546,000
                                                              ------------            ------------

        Total assets .............................            $115,985,000            $130,555,000
                                                              ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line-of-credit .........................            $ 76,000,000            $ 96,022,000
Accounts payable and accrued liabilities .........               5,440,000               2,880,000
Income taxes payable .............................               1,988,000                 802,000
                                                              ------------            ------------

        Total liabilities ........................              83,428,000              99,704,000
                                                              ------------            ------------

Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares C 50,000,000
Issued and outstanding shares C none at
December 31, 1998 and June 30, 1998 ..............                      --                      --

Common stock, voting $0.001 par value:
Authorized shares C 50,000,000
Issued and outstanding shares 5,359,250 at
December 31, 1998 and 5,875,979 at June 30, 1998 .                   6,000                   6,000

Additional paid in capital .......................              13,234,000              16,193,000

Retained earnings ................................              19,317,000              14,652,000
                                                              ------------            ------------

        Total stockholders' equity ...............              32,557,000              30,851,000
                                                              ------------            ------------

        Total liabilities and stockholders' equity            $115,985,000            $130,555,000
                                                              ============            ============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                          Three                            Six
                                                       Months Ended                    Months Ended
                                                       December 31,                    December 31,
                                                       ------------                    ------------
                                                  1998             1997             1998             1997
                                                  ----             ----             ----             ----
Revenues:
Gain on sale of mortgage loans ..........      $10,758,000      $ 6,908,000      $22,240,000      $13,543,000
Loan origination income .................        2,036,000        1,527,000        3,688,000        2,767,000
Interest income .........................        1,496,000        1,802,000        3,399,000        3,447,000
Other income ............................          395,000          118,000          769,000          220,000
                                               -----------      -----------      -----------      -----------

        Total revenues ..................       14,685,000       10,355,000       30,096,000       19,977,000
                                               -----------      -----------      -----------      -----------

Expenses:
Employees' salaries and commissions .....        6,319,000        4,571,000       13,142,000        8,326,000
General and administrative expenses .....        3,764,000        1,459,000        6,978,000        3,257,000
Interest expense ........................          913,000        1,292,000        2,208,000        2,471,000
                                               -----------      -----------      -----------      -----------

        Total expenses ..................       10,996,000        7,322,000       22,328,000       14,054,000

Income before income taxes ..............        3,689,000        3,033,000        7,768,000        5,923,000

Income tax expense ......................        1,475,000        1,199,000        3,103,000        2,392,000
                                               -----------      -----------      -----------      -----------
        Net income ......................      $ 2,214,000      $ 1,834,000      $ 4,665,000      $ 3,531,000
                                               ===========      ===========      ===========      ===========
Net income per share basic ..............      $      0.40      $      0.45      $      0.82      $      0.86
                                               ===========      ===========      ===========      ===========
Net income per share diluted ............      $      0.40      $      0.45      $      0.82      $      0.86
                                               ===========      ===========      ===========      ===========

Weighted average shares used in computing
Net income per share:

        Basic Shares ....................        5,534,000        4,058,000        5,709,000        4,103,000
                                               ===========      ===========      ===========      ===========
        Diluted Shares ..................        5,534,000        4,058,000        5,709,000        4,103,000
                                               ===========      ===========      ===========      ===========

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Six
                                                                        Months Ended
                                                                        December 31,
                                                                        ------------
                                                                  1998                 1997
                                                              -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................      $   4,665,000       $   3,531,000
  Adjustment to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation ...................................            432,000             183,000
        Origination of mortgage loans held for sale ....       (537,888,000)       (354,572,000)
        Sales and principal repayments of mortgage
        loans held for sale ............................        559,115,000         333,086,000
        Deferred loan origination fees .................            870,000             435,000
        Change in accounts payable and accrued liability          2,560,000             200,000
        Change in income taxes payable .................          1,186,000             (66,000)
        Change in deferred income taxes ................             (1,000)           (165,000)
        Change in notes receivable from officers .......                 --            (250,000)
        Change in other assets .........................            222,000            (491,000)
                                                              -------------       -------------
Total adjustments ......................................         26,496,000         (21,640,000)
                                                              -------------       -------------

 Net cash provided by (used in) operating activities ...         31,161,000         (18,109,000)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ...................................           (614,000)           (364,000)
                                                              -------------       -------------
Net cash provided by (used in) investing activities ....           (614,000)           (364,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse line of credit .................        (20,022,000)         19,744,000
Payment of dividends on preferred stock ................                 --             (76,000)
Repurchase of common stock .............................         (2,959,000)           (132,000)
Repurchase of preferred stock ..........................                 --          (1,575,000)
Decrease in restricted cash ............................             38,000            (614,000)
                                                              -------------       -------------
Net cash provided by (used in) financing activities ....        (22,943,000)         17,347,000
                                                              -------------       -------------

Net increase (decrease) in cash and cash equivalents ...          7,604,000          (1,126,000)

Cash and cash equivalents, beginning of the period .....         25,890,000           8,268,000
                                                              -------------       -------------

Cash and cash equivalents, end of the period ...........      $  33,494,000       $   7,142,000
                                                              =============       =============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

                                    * * * * *

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, changes in the performance of the financial markets, changes in the demand for and market acceptance of the Company's products, changes in the mortgage lending industry or changes in general economic conditions, including interest rates; the impact of competition; changes in the value of real estate; the ability to maintain and increase sources of funding; and other risks disclosed from time to time in the Company's SEC reports and filings. Forward-looking statements used in this report can be identified by the use of words such as: "could," "may," "will," "expects," "believes," and the negatives or derivatives thereof, and similar expressions. Investors are encouraged to fully examine such risks prior to making an investment decision in the Company's securities.

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 4,200 approved independent loan brokers and which to date has accounted for a substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet the FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners.

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

2.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 36% of these properties are located in California, as of December 31, 1998. Mortgage loans held for sale include net deferred fees and (costs) of ($102,201) and $769,000 at December 31, 1998 and June 30, 1998,
respectively.

                               BNC MORTGAGE, INC.

3.  WAREHOUSE LINES OF CREDIT

The Company has entered into a Warehouse Line of Credit Agreement with DLJ, which provides for borrowings up to $150,000,000 and terminates on March 16, 2000. Borrowings under this line of credit are collateralized by mortgage loans held for sale. Interest is payable monthly at the Federal Funds rate plus 50 basis points through March 16, 1999 and thereafter at the Federal Funds rate plus 100 basis points. As of December 31, 1998, the interest rate was 6.0%.

The Company has entered into a warehouse line of credit agreement with Bank United, which provides for borrowings up to $50 million and expires on February 1, 2000. The facility bears interest at a floating rate based on the London Interbank Offered rate ("LIBOR") and has a commitment fee of $125,000. The facility contains a number of financial covenants including: (i) the Company maintain tangible net worth equal to at least $25 million, (ii) the ratio of total liabilities to adjusted tangible net worth may not exceed 15:1, and (iii) other affirmative, negative and financial covenants typical of similar credit facilities. As of December 31, 1998, the interest rate would have been 6.5%.

4.  COMMITMENTS AND CONTINGENCIES

FORWARD LOAN SALES COMMITMENTS

The Company's forward loan sale contract with an investment bank under which it can deliver up to $280 million in loans expired on December 31, 1998. The Company sold $28.3 million of loans originated in December to fulfill the commitment and has not entered into a replacement forward loan sale contract.

In June 1998, the Company entered into a $50 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The forward sales commitment is for a 12 month period and provides an option to increase the commitment to $100 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At December 31, 1998, $7.3 million in loans had been sold under this commitment. Joseph R. Tomkinson, Director of BNC Mortgage, Inc., is also the Chairman and Chief Executive Officer of Impac Funding Corporation.

REPURCHASE OBLIGATION

The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1,500,000 and $500,000 at December 31, 1998 and June 30, 1998, respectively, is included in accounts payable and accrued liabilities.

ACQUISITION

The Company has entered into a formal purchase and sale agreement to acquire certain assets and liabilities of America's Lender, Inc. and is expected to close on or before February 28, 1999. There can be no assurance that the America's Lender, Inc. transaction will be consummated. The agreement provides for an initial cash payment upon closing and a future cash payment based upon net loan originations achieved during the 12 month period after the closing.

                               BNC MORTGAGE, INC.

5.  COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $3 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of December 31, 1998, the Company had repurchased 516,729 shares of Common Stock at a cost of $3 million.

6.  SUBSEQUENT EVENTS

STOCKHOLDERS' RIGHT PLAN

On January 6, 1998, the Company's Board of Directors amended the Stockholders' Rights Plan in which preferred stock purchase rights were distributed as a dividend at the rate of one Right for each outstanding share of Common Stock.

The Rights attached to the Company's common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20 percent or more of BNC's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $25.

If BNC is acquired in a merger or other transaction after a person has acquired 20 percent or more of BNC's outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price.

In addition, if a person or group acquires 20 percent or more of BNC's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of BNC common stock having a market value of twice such price.

Following the acquisition by a person of 20 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person), at an exchange ratio of one share of common stock per Right.

Before a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

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

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has three divisions: (i) a wholesale subprime division which has relationships with approximately 4,200 approved independent loan brokers and which to date has accounted for the substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans, and (iii) a retail division which markets loans directly to homeowners.

The conforming division's loan production accounted for approximately 13.3% of total loan production for the three months ended December 31, 1998. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                             Three Months Ended       Six Months Ended
                                                 December 31,           December 31,
                                              1998        1997        1998        1997
                                              ----        ----        ----        ----
                                           (Dollars in Thousands)  (Dollars in Thousands)
Mortgage loan originations..................$254,510    $190,170    $537,888    $354,572
Mortgage loan sales.........................$275,642    $173,528    $558,012    $333,045
Gain on sale of mortgage loans..............$ 10,758    $  6,908    $ 22,240    $ 13,543
Origination locations at end of period .....      55          46          55          46

The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues increased 41.8% to $14.7 million for the three months ended December 31, 1998 as compared to $10.4 million for the three months ended December 31, 1997.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended December 31, 1998 and 1997 accounted for 57.5% and 62.4% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $11.0 million for the three months ended December

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

31, 1998, compared to $7.3 million for the three months ended December 31, 1997.

The Company's net income increased to 22.2% to $2.2 million for the three months ended December 31, 1998, compared to $1.8 million for the three months ended December 31, 1997.

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

During the fiscal year ended June 30, 1998 and the six months ended December 31, 1998, the Company's total loan originations, net income and operating expenses all increased as the Company experienced substantial growth. However, the mortgage loan industry experienced significant turmoil in the quarter ended December 31, 1998 due to a lack of liquidity in the mortgage and asset-backed securitization market. These recent developments in the mortgage and asset-backed securitization markets have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. The Company's forward sales commitment expired December 31, 1998. Prices offered by third parties for mortgage loans in the first quarter of 1999 have been less than that which the Company received under that commitment which expired December 31, 1998.

In the event that declines in whole loan pricing continue, the Company expects to see a decrease in its cash gain on sale of mortgage loans in future quarters. If the Company is unable to increase its mortgage loan origination volume commensurate with such pricing declines, the Company's net income would be adversely affected. In the second fiscal quarter of 1998, the Company made certain internal adjustments in response to market conditions in the mortgage industry. The Company reduced yield spread premiums paid to brokers and compensation paid to employees. The Company also reduced its employees, raised interest rates and increased origination fees charged to borrowers to boost profitability. While the Company would also expect to receive some benefit from these and other adjustments with regard to profitability of its mortgage loan originations, the effect of these adjustments may have an adverse effect on future mortgage loan production.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                           Three Months Ended
                                                              December 31,
                                                              ------------
                                                            1998         1997
                                                          (Dollars in Thousands)
Gain on sale of mortgage loans.........................    $10,758      $6,908
Loan origination income................................      2,036       1,527
Interest income........................................      1,496       1,802
Other income...........................................         95         118
                                                           -------     -------
                                                           $14,685     $10,355
                                                           =======     =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

The increase in revenues was due primarily to increased mortgage loan originations, loan origination income and cash gain on sales of mortgage loans. Mortgage loan originations increased $64.3 million to $254.5 million for the three months ended December 31, 1998 from $190.2 million for the three months ended December 31, 1997. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans increased $3.9 million to $10.8 million for the three months ended December 31, 1998 from $6.9 million for the three months ended December 31, 1997. The increase was due primarily to a $102.1 million increase in mortgage loan sales to $275.6 from $173.5 million for the three months ended December 31, 1998 and 1997, respectively. The weighted average cash premium paid for mortgage loans sold was 3.90% for the three months ended December 31, 1998 and 4.0% for the three months ended December 31, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the three months ended December 31, 1998. The Company expects to receive some benefit from recent reduction in yield spread premiums payable to brokers. However, this may be offset in part by decreases in prices paid for the Company's loans by third parties.

Loan origination income increased to $2.0 million for the three months ended December 31, 1998 from $1.5 million for the three months ended December 31, 1997. As a percentage of total revenues, loan origination income for the three months ended December 31, 1998 decreased to 13.9% as compared to 14.7% for the three months ended December 31, 1997. This decrease was a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income decreased $306,000 to $1.5 million for the three months ended December 31, 1998 from $1.8 million for the three months ended December 31, 1997. This decrease is due to the Company changing its policy of selling its loans on the secondary market from a monthly basis to a bi-monthly basis.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $395,000 for the three months ended December 31, 1998 as compared to $118,000 for the three months ended December 31, 1997 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                            Three Months Ended
                                                               December 31,
                                                               ------------
                                                             1998        1997
                                                           (Dollars in Thousands)
Employees' salaries and commissions.....................    $6,319      $4,571
General and administrative expenses.....................     3,764       1,459
Interest expense........................................       913       1,292
                                                           -------      ------
                                                           $10,996      $7,322
                                                           =======      ======

Total expenses increased to $11.0 million for the three months ended December 31, 1998 from $7.3 million for the three months ended December 31, 1997. This increase is related to geographical expansion to 55 origination locations at December 31, 1998 from 46 at December 31, 1997, and to an increase in mortgage loan originations. Total expenses are expected to be positively affected by decreased employee compensation, a reduction in staffing and a decrease in loan originations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Employee salaries and commissions increased $1.7 million to $6.3 million during the three months ended December 31, 1998 from $4.6 million for the three months ended December 31, 1997. The primary reason for the increase was due to an increase in mortgage loan originations and continued geographical expansion.

General and administrative expenses increased $2.3 million to $3.8 million for the three months ended December 31, 1998 from $1.5 million for the three months ended December 31, 1997.

Interest expense decreased $400,000 to $900,000 for the three months ended December 31, 1998 from $1.3 million for the three months ended December 31, 1997. This decrease is due to the Company changing its policy of selling its loans on the secondary market from a monthly basis to a bi-monthly basis.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                             Six Months Ended
                                                               December 31,
                                                               ------------
                                                            1998         1997
                                                            ----         ----
                                                          (Dollars in Thousands)
Gain on sale of mortgage loans.........................    $22,240     $13,543
Loan origination income................................      3,688       2,767
Interest income........................................      3,399       3,447
Other income...........................................        769         220
                                                           -------     -------
                                                           $30,096     $19,977
                                                           =======     =======

The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $183.3 million to $537.9 million for the six months ended December 31, 1998 from $354.6 million for the six months ended December 31, 1997. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans increased $8.7 million to $22.2 million for the six months ended December 31, 1998 from $13.5 million for the six months ended December 31, 1997. The increase was due primarily to a $225.0 million increase in mortgage loan sales to $558.0 from $333.0 million for the six months ended December 31, 1998 and 1997, respectively. The weighted average cash premium paid for mortgage loans sold was 4.0% for the six months ended December 31, 1998 and 4.07% for the six months ended December 31, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the six months ended December 31, 1998. The Company expects to receive some benefit from recent reduction in yield spread premiums payable to brokers. However, this may be offset in part by decreases in prices paid for the Company's loans by third parties.

Loan origination income increased to $3.7 million for the six months ended December 31, 1998 from $2.8 million for the six months ended December 31, 1997. As a percentage of total revenues, loan origination income for the six months ended December 31, 1998 decreased to 12.3% as compared to 13.9% for the six months ended December 31, 1997. This decrease was a result of competitive conditions as

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income decreased $48,000 to $3.4 million for the six months ended December 31, 1998.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $769,000 for the six months ended December 31, 1998 as compared to $220,000 for the six months ended December 31, 1997 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                             Six Months Ended
                                                               December 31,
                                                               ------------
                                                            1998         1997
                                                            ----         ----
                                                          (Dollars in Thousands)
Employees' salaries and commissions.....................   $13,142      $8,326
General and administrative expenses.....................     6,978       3,257
Interest expense........................................     2,208       2,471
                                                           -------     -------
                                                           $22,328     $14,054
                                                           =======     =======

Total expenses increased to $22.3 million for the six months ended December 31, 1998 from $14.1 million for the six months ended December 31, 1997. This increase is related to geographical expansion to 55 origination locations at December 31, 1998 from 46 at December 31, 1997, and to an increase in mortgage loan originations. Total expenses are expected to be positively affected by decreased employee compensation, a reduction in staffing and a decrease in loan originations.

Employee salaries and commissions increased $4.8 million to $13.1 million during the six months ended December 31, 1998 from $8.3 million for the six months ended December 31, 1997. The primary reason for the increase was due to an increase in mortgage loan originations and continued geographical expansion.

General and administrative expenses increased $3.7 million to $7.0 million for the six months ended December 31, 1998 from $3.3 million for the six months ended December 31, 1997. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

Interest expense decreased $300,000 to $2.2 million for the six months ended December 31, 1998 from $2.5 million for the six months ended December 31, 1997. This decrease is due to the Company changing its policy of selling its loans on the secondary market from a monthly basis to a bi-monthly basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the DLJ warehouse line of credit, and more recently, the Bank United warehouse line of credit and the interest charged by DLJ and Bank United is generally based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage rates.

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

Based on the information available and the interest environment as of December 31, 1998, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets. The Company has entered into a formal purchase and sale agreement to acquire certain assets and liabilities of America's Lender, Inc. and is expected to close the acquisition on or before February 28, 1999. There can be no assurance that the America's Lender transaction, or future acquisitions, if any, will be consummated.

Capital expenditures totaled $614,000 and $364,000 for the six months ended December 31, 1998 and 1997, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

Cash and cash equivalents were $33.5 million at December 31, 1998. The Company invests its cash in short-term investments maintaining

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
flexibility for funding of loan originations and strategic opportunities. In March 1998 the Company concluded its initial public offering and received net proceeds of $16.2 million from the Offering. As of December 31, 1998, of these proceeds, approximately $7.4 million was used to fund loan originations, and the remaining balance has been invested in short-term investments.

The Company funds its operations through cash reserves, loan sales, net earnings and a revolving warehouse credit facility with DLJ, under which it borrows money to finance the origination of mortgage loans. As of December 31, 1998, the DLJ Facility provide borrowings up to $150.0 million and terminates on March 16, 2000. The DLJ Facility bears interest at the Federal Funds rate plus 50 basis points through March 16, 1999 and thereafter, the Federal Funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the term. The Company has entered into a LIBOR-based warehouse credit agreement with Bank United, which provides for borrowings up to $50 million and expires on February 1, 2000. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with proceeds from its loan sales.

During the six months ended December 31, 1998 and 1997, the Company used cash of $537.9 million and $354.6 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $558.0 million and $333.1 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $22.2 million and $13.5 million, for the six months ended December 31, 1998 and 1997, respectively.

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

The Company's forward loan sale contract with an investment bank under which it can deliver up to $280 million in loans expired on December 31, 1998. The Company sold $28.3 million of loans originated in December to fulfill the commitment and has not entered into a replacement forward loan sale agreement.

Turmoil in the mortgage and asset-backed securitization market has caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Prices paid for the Company's loans in the first quarter of 1999 have been less than that which the Company received under that forward sales commitment which expired on December 31, 1998. In the event that declines in the whole loan pricing continue, the Company would expect to see a decrease in cash gain on sale of mortgage loans in future quarters. If the Company is unable to increase its mortgage loan origination volume commensurate with such pricing guidelines, the Company's net income would be adversely affected. The Company would also expect to see some benefit from adjustments made to the yield spread premiums paid to brokers, employee compensation, interest rates charged to borrowers and other adjustments. However, the effect of these adjustments may have an adverse effect on mortgage loan production in future periods.

PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings - Not Applicable

ITEM 2. Changes in Securities - See Management Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources for a discussion of the use of proceeds from the Company's initial public offering.

ITEM 3.        Defaults upon Senior Securities - Not Applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders - Not
               Applicable

ITEM 5.        Other Information - Not Applicable

ITEM 6         Exhibits and Reports on form 8-K

               (a) Exhibits

                      10.1 Warehouse Credit and Security Agreement dated February 2, 1999 between Registrant and Bank United, a federal savings bank
                      10.2 Promissory Note, dated February 2, 1999, between Registrant and Bank United, a federal savings bank
                      10.3 Financing Statement dated February 2, 1999, between Registrant and Bank United, a federal savings bank
                      10.4 Amendment to Employment Agreement, dated January 13, 1999, between Evan Buckley and BNC Mortgage, Inc.
                      10.5 Amendment to Employment Agreement, dated January 13, 1999, between Kelly Monahan and BNC Mortgage, Inc.
                      11.1 Statement regarding computation of per share earnings
                      27.1 Financial Statement Data Schedule (EDGAR filing only)

               (b) Reports on form 8-K

                      Form 8-K filed on October 23, 1998

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Irvine, State of California.

BNC MORTGAGE, INC.
(Registrant)

By:            /s/EVAN R. BUCKLEY                         February 12, 1999
                                                          -----------------
               Evan R. Buckley                                   Date
               Chief Executive Officer and
               Secretary


By:            /s/KELLY W. MONAHAN                        February 12, 1999
                                                          -----------------
               Kelly W. Monahan                                  Date
               President


By:            /s/PETER R. EVANS                          February 12, 1999
                                                          -----------------
               Peter R. Evans                                    Date
               Vice President and
               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
 10.1              Warehouse Credit and Security Agreement dated February 2,
                   1999 between Registrant and Bank United, a federal savings bank

 10.2 Promissory Note, dated February 2, 1999, between Registrant and Bank United, a federal savings bank

 10.3              Financing Statement dated February 2, 1999, between
                   Registrant and Bank United, a federal savings bank

 10.4 Amendment to Employment Agreement, dated January 13, 1999, between Evan Buckley and BNC Mortgage, Inc.

 10.5 Amendment to Employment Agreement, dated January 13, 1999, between Kelly Monahan and BNC Mortgage, Inc.

 11.1              Statement regarding computation of per share earnings

 27.1              Financial Data Schedule