Form 10-Q
period 1999-03-31
BNC MORTGAGE INC
filed 1999-05-17
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                        Commission File Number 000-23725



                               BNC MORTGAGE, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                              33-0661303
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)



                 1063 McGaw Avenue Irvine, California 92614-5532
-------------------------------------------------------------------------------
           (Address of principal executive offices including ZIP Code)


                                 (949) 260-6000
-------------------------------------------------------------------------------
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

As of May 17, 1999, the registrant had 5,092,350 outstanding shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

          FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999

                         PART I - FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1.     Financial Statements

            Consolidated Balance Sheet as of March 31, 1999 and June 30, 1998........................  3

            Consolidated Statement of Income for the Three Months and Nine Months Ended
              March 31, 1999 and 1998................................................................  4

            Consolidated Statement of Cash flows for the Nine Months Ended
              March 31, 1999 and 1998................................................................  5

            Notes to the Consolidated Financial Statements...........................................  6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations....  9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk............................... 16

                                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings........................................................................ 17

Item 2.     Changes in Securities.................................................................... 17

Item 3.     Defaults Upon Senior Securities.......................................................... 17

Item 4.     Submission of Matters to a Vote of Securities Holders.................................... 17

Item 5.     Other Information........................................................................ 17

Item 6.     Exhibits and Reports on Form 8-K......................................................... 17

            (a)    Exhibits.......................................................................... 17
            (b)    Reports on Form 8-K............................................................... 18

Signatures........................................................................................... 19

ITEM 1.  FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                            March 31, 1999      June 30, 1998
                                                            --------------      -------------
                       ASSETS

Cash and cash equivalents ............................       $ 28,162,000       $ 25,890,000
Restricted cash ......................................          1,100,000            638,000
Mortgage loans held for sale .........................        129,390,000         98,717,000
Property and equipment, net ..........................          2,069,000          1,533,000
Intangible assets, net ...............................          1,492,000                 --
Deferred income taxes ................................          2,132,000          2,131,000
Notes receivable from officers .......................            100,000            100,000
Other assets .........................................          1,706,000          1,546,000
                                                             ------------       ------------

            Total assets .............................       $166,151,000       $130,555,000
                                                             ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Warehouse lines-of-credit ............................       $125,356,000       $ 96,022,000
Accounts payable and accrued liabilities .............          5,857,000          2,880,000
Income taxes payable .................................          1,739,000            802,000
                                                             ------------       ------------

            Total liabilities ........................        132,952,000         99,704,000
                                                             ------------       ------------

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized shares -- 5,000,000
Issued and outstanding shares -- none at
March 31, 1999 and June 30, 1998 .....................                 --                 --

Series A Junior Participating Preferred Stock,
 $0.001 par value:
Authorized Shares -- 570,000
Issued and outstanding shares -- none at
March 31, 1999 and June 30, 1998 .....................                 --                 --

Common stock, voting $0.001 par value:
Authorized Shares -- 50,000,000
Issued and outstanding shares 5,359,250 at
March 31, 1999 and 5,875,979 at June 30, 1998 ........              6,000              6,000

Additional paid in capital ...........................         13,234,000         16,193,000

Retained earnings ....................................         19,959,000         14,652,000
                                                             ------------       ------------

            Total stockholders' equity ...............         33,199,000         30,851,000
                                                             ------------       ------------

            Total liabilities and stockholders' equity       $166,151,000       $130,555,000
                                                             ============       ============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                               Three Months Ended                  Nine Months Ended
                                                                    March 31,                           March 31,
                                                          -----------------------------       -----------------------------
                                                              1999              1998             1999               1998
                                                          -----------       -----------       -----------       -----------
Revenues:
Gain on sale of mortgage loans ....................       $ 5,498,000       $ 7,598,000       $27,738,000       $21,141,000
Loan origination income ...........................         1,927,000           887,000         5,615,000         3,654,000
Interest income ...................................         2,494,000         2,145,000         5,893,000         5,592,000
Other income ......................................           353,000           129,000         1,122,000           349,000
                                                          -----------       -----------       -----------       -----------

            Total revenues ........................        10,272,000        10,759,000        40,368,000        30,736,000
                                                          -----------       -----------       -----------       -----------


Expenses:
Employees' salaries and commissions ...............         5,221,000         4,825,000        18,363,000        13,151,000
General and administrative expenses ...............         2,452,000         1,968,000         9,430,000         5,225,000
Interest expense ..................................         1,547,000         1,443,000         3,755,000         3,914,000
                                                          -----------       -----------       -----------       -----------

            Total expenses ........................         9,220,000         8,236,000        31,548,000        22,290,000
                                                          -----------       -----------       -----------       -----------

Income before income taxes ........................         1,052,000         2,523,000         8,820,000         8,446,000
Income tax expense ................................           410,000           997,000         3,513,000         3,389,000
                                                          -----------       -----------       -----------       -----------
            Net income ............................       $   642,000       $ 1,526,000       $ 5,307,000       $ 5,057,000
                                                          ===========       -----------       ===========       ===========

Net income per share basic ........................       $      0.12       $      0.34       $      0.94       $      1.20
                                                          ===========       ===========       ===========       ===========

Net income per share diluted ......................       $      0.12       $      0.33       $      0.94       $      1.16
                                                          ===========       ===========       ===========       ===========

Weighted average number of shares used in computing
Net income per share:

            Basic Shares ..........................         5,418,000         4,486,000         5,613,000         4,229,000
                                                          ===========       -----------       ===========       ===========

            Diluted Shares ........................         5,418,000         4,635,000         5,613,000         4,378,000
                                                          ===========       ===========       ===========       ===========


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                             ----------------------------------
                                                                                 1999                 1998
                                                                             -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income .........................................................       $   5,307,000        $   5,057,000
  Adjustment to reconcile net income to net cash provided by (used in)
   operating activities:
            Depreciation .............................................             662,000              309,000
            Amortization .............................................               8,000                   --
            Origination of mortgage loans held for sale ..............        (877,100,000)        (536,216,000)
            Sales and principal repayments of mortgage loans
             held for sale ...........................................         846,032,000          512,531,000
            Deferred loan origination fees ...........................             395,000                   --
            Change in accounts payable and accrued liability .........           2,977,000            1,201,000
            Change in income taxes payable ...........................             937,000             (117,000)
            Change in deferred income taxes ..........................              (1,000)            (165,000)
            Change in notes receivable from officers .................                  --             (250,000)
            Change in other assets ...................................            (160,000)            (604,000)
                                                                             -------------        -------------
Total adjustments ....................................................         (26,250,000)         (23,311,000)
                                                                             -------------        -------------

Net cash used in operating activities ................................         (20,943,000)         (18,254,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .................................................            (654,000)            (766,000)
Purchase of America's Lender, Inc. ...................................          (2,044,000)                  --
                                                                             -------------        -------------
Net cash used in investing activities ................................          (2,698,000)            (766,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse lines of credit ..............................          29,334,000           16,959,000
Payment of dividends on preferred stock ..............................                  --              (74,000)
Repurchase of common stock ...........................................          (2,959,000)            (132,000)
Repurchase of preferred stock ........................................                  --           (1,575,000)
Net proceeds from initial public offering ............................                  --           16,188,000
Increase in restricted cash ..........................................            (462,000)            (623,000)
                                                                             -------------        -------------
Net cash provided by financing activities ............................          25,913,000           30,743,000
                                                                             -------------        -------------

Net increase in cash and cash equivalents ............................           2,272,000           11,723,000

Cash and cash equivalents, beginning of the period ...................          25,890,000            8,268,000
                                                                             -------------        -------------

Cash and cash equivalents, end of the period .........................       $  28,162,000        $  19,991,000
                                                                             =============        =============


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

                                    * * * * *

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has two divisions: (i) a wholesale subprime division which has relationships with approximately 4,593 approved independent loan brokers and which to date has accounted for the substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates non-conforming loan products and which are not subprime loans.

Mortgage Logic.com, Inc. ("ML.COM"), a wholly owned subsidiary of BNC, is engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, primarily conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

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

                               BNC MORTGAGE, INC.

2.  MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 49.8% of these properties are located in California as of March 31, 1999. Mortgage loans held for sale include net deferred fees of $373,000 and $769,000 at March 31, 1999 and June 30, 1998, respectively.

3.  WAREHOUSE LINES OF CREDIT

The Company has entered into a Warehouse Line of Credit Agreement with DLJ Mortgage Capital, Inc. ("DLJ"), which provides for borrowings up to $150.0 million and terminates on March 16, 2000. Borrowings under this line of credit are collateralized by mortgage loans held for sale. Up until March 16, 1999, interest was payable monthly at the Federal Funds rate plus 50 basis points and thereafter at the Federal Funds rate plus 100 basis points. As of March 31, 1999, the outstanding borrowings were $93.0 million and the interest rate was 6.125%.

In February 1999, the Company entered into a warehouse line of credit agreement with Bank United, which provides for borrowings up to $50.0 million and expires on February 1, 2000. The facility bears interest at a floating rate based on the London Interbank Offered Rate ("LIBOR") and has a commitment fee of $125,000. The facility contains a number of financial covenants including: (i) the Company maintain tangible net worth equal to at least $25.0 million, (ii) the ratio of total liabilities to adjusted tangible net worth may not exceed 15:1, and (iii) other affirmative, negative and financial covenants typical of similar credit facilities. As of March 31, 1999, the outstanding borrowings were $7.5 million, and the interest rate was 6.440%.

In March 1999, the Company entered into a warehouse line of credit agreement with Residential Funding Corporation ("RFC"), which provides for borrowings up to $50.0 million and expires on March 1, 2000. The facility bears interest at a floating rate based on LIBOR and has a commitment fee of $67,500. The facility contains a number of financial covenants including: (i) the Company maintain a tangible net worth equal to at least $25.0 million, (ii) the ratio of total liabilities to adjusted tangible net worth may not exceed 15:1, (iii) net income per quarter must exceed $1.00, and (iv) other affirmative, negative and financial covenants typical of similar credit facilities. As of March 31, 1999, outstanding borrowings were $23.1 million and the interest rate was 6.439%.

In March 1999, the Company entered into a $50.0 million uncommitted master repurchase credit facility agreement with Paine Webber Real Estate Securities, Inc. ("PWRS"). The facility bears interest at a floating rate based on LIBOR. As of March 31, 1999, the outstanding borrowings were $1.8 million, and the interest rate was 6.086%.

4.  COMMITMENTS AND CONTINGENCIES

FORWARD LOAN SALES COMMITMENTS

The Company has entered into a forward loan sale contract with an investment bank under which it can deliver up to $361.8 million in subprime loans. As of March 31, 1999, the Company had sold $115.6 million in loans under this commitment which expires in July 1999.

In June 1998, the Company entered into a $50.0 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The forward sales commitment is for a 12 month period and provides an option to increase the commitment to $100.0 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At March 31, 1999, $14.6 million in loans had been sold under this commitment. Joseph R. Tomkinson, a Director of BNC Mortgage, Inc., is also the Chairman and Chief Executive Officer of Impac Funding Corporation.

REPURCHASE OBLIGATION

The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1.5 million and $500,000 at March 31, 1999 and June 30, 1998, respectively, is included in accounts payable and accrued liabilities.

                               BNC MORTGAGE, INC.

ACQUISITION

The Company acquired the origination platform and certain assets and liabilities of America's Lender, Inc. on February 26, 1999. The Company paid $2.0 million in cash and has agreed to pay up to an additional $1.0 million based upon net loan originations achieved during the 12 month period after the closing. The Company deposited $500,000 into an interest bearing escrow account to collateralize the future obligation. The acquisition was accounted for using purchase accounting. Accordingly, the purchase price was allocated to the assets acquired by the Company based on the fair market value. The excess of the purchase price over the fair value of the assets acquired of $1.5 million is recorded as goodwill and is being amortized over 15 years on a straight line basis.

5.  SUBSEQUENT EVENTS

COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of March 31, 1999, the Company had repurchased 516,729 shares of Common Stock at a cost of $3.0 million. Subsequent to March 31, 1999, the Company repurchased 266,900 shares of common stock at a cost of $1.2 million.

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

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company has two divisions: (i) a wholesale subprime division which has relationships with approximately 4,593 approved independent loan brokers and which to date has accounted for the substantial portion of the Company's total loan originations, (ii) a wholesale prime division which originates non-conforming loan products which are not subprime loans.

On February 26, 1999, the Company acquired the origination platform and certain assets and liabilities of America's Lender, Inc. The America's Lender origination platform is operated as a wholly owned subsidiary named Mortgage Logic.com, Inc. ("ML.COM"), and is engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, primarily conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans ("prime mortgage loans"). ML.COM currently originates loans in California and has one origination location.

During the quarter ended March 31, 1999, the Company's wholesale prime division reduced staffing by 50% and discontinued marketing conforming loans in order to refocus its efforts towards originating non-conforming loan products which are not subprime loans. The Company also discontinued its retail division marketing efforts.

Approximately 28.9% of total loan production for the three months ended March 31, 1999 consisted of conforming loans. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table shows the Company's mortgage loan originations including brokered loans, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                               Three Months Ended             Nine Months Ended
                                                    March 31,                     March 31,
                                             -----------------------       -----------------------
                                               1999           1998           1999           1998
                                             --------       --------       --------       --------
                                              (Dollars in Thousands)        (Dollars in Thousands)
Mortgage loan originations:
  Subprime ..............................    $243,835       $176,873       $717,533       $531,446
  Prime .................................      99,352          4,770        163,542          4,770
                                             --------       --------       --------       --------
                                             $343,187       $181,643       $881,075       $536,216
                                             ========       ========       ========       ========

Mortgage loan sales:
  Subprime ..............................    $212,999       $178,607       $705,026       $511,653
  Prime .................................      75,021             --        141,006             --
                                             --------       --------       --------       --------
                                             $288,020       $178,607       $846,032       $511,653
                                             ========       ========       ========       ========

Gain on sale of mortgage loans:
  Subprime ..............................    $  5,339       $  7,596       $ 26,997       $ 21,139
  Prime .................................         159              2            741              2
                                             --------       --------       --------       --------
                                             $  5,498       $  7,598       $ 27,738       $ 21,141
                                             ========       ========       ========       ========
Origination locations at end of period ..          52             46             52             46
                                             ========       ========       ========       ========

The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues decreased 4.5% to $10.3 million for the three months ended March 31, 1999 as compared to $10.8 million for the three months ended March 31, 1999.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended March 31, 1999 and 1998 accounted for 56.6% and 58.6% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $9.2 million for the three months ended March 31, 1999, compared to $8.2 million for the three months ended March 31, 1999.

The Company's net income decreased to 57.9% to $642,000 for the three months ended March 31, 1999, compared to $1.5 million for the three months ended March 31, 1998. The decrease in net income resulted primarily from a reduction in the cash gain on sale of mortgage loans during the period due to secondary marketing conditions.

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

The mortgage loan industry experienced significant turmoil during the nine months ended March 31, 1999 due to a lack of liquidity in the mortgage and asset-backed securitization market. These developments in the mortgage and asset-backed securitization markets have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Average prices offered by third parties for mortgage loans in the first quarter of 1999 have been less than that which the Company received in the prior quarter.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                      Three Months Ended
                                           March 31,
                                     ---------------------
                                      1999          1998
                                     -------       -------
                                        (In Thousands)
Gain on sale of mortgage loans...    $ 5,498       $ 7,598
Loan origination income .........      1,927           887
Interest income .................      2,494         2,145
Other income ....................        353           129
                                     -------       -------
                                     $10,272       $10,759
                                     =======       =======

The increase in revenues was due primarily to increased mortgage loan originations, loan origination income and cash gain on sales of mortgage loans. Mortgage loan originations increased $161.6 million to $343.2 million for the three months ended March 31, 1999 from $181.6 million for the three months ended March 31, 1998. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans decreased $2.1 million to $5.5 million for the three months ended March 31, 1999 from $7.6 million for the three months ended March 31, 1998. The decrease was due primarily to a decline in the average cash premium paid for non-conforming mortgage loans. The weighted average cash premium paid for non-conforming mortgage loans sold was 3.43% for the three months ended March 31, 1999 and 5.64% for the three months ended March 31, 1998. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. These payments have decreased in recent periods, which offset the decline in cash premiums paid for non-conforming mortgage loans for the three months ended March 31, 1999. The weighted average yield spread premiums paid as a percentage of non-conforming mortgage loans sold for the three months ended March 31, 1999 was 0.92% and for the three months ended March 31, 1998 was 1.39%. The Company received some benefit from recent reduction in yield spread premiums payable to brokers in the quarter ended March 31, 1999. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods or that yield spread premium payments will continue to decline. The weighted average cash premiums paid for prime mortgage loans sold was 0.93% and the weighted average yield spread premium as a percentage of prime mortgage loans sold was 0.71% for the three months ended March 31, 1999.

Loan origination income increased to $1.9 million for the three months ended March 31, 1999 from $887,000 for the three months ended March 31, 1998. As a percentage of total revenues, loan origination income for the three months ended March 31, 1999 increased to 18.8% as compared to 8.2% for the three months ended March 31, 1998. This increase was primarily due to a decrease in cash gain on sale of mortgage loans. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $400,000 to $2.5 million for the three months ended March 31, 1999 from $2.1 million for the three months ended March 31, 1998. This decrease is due to the Company changing its policy of selling its loans on the secondary market from a monthly basis to a bi-monthly basis.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $353,000 for the three months ended March 31, 1999 as compared to $129,000 for the three months ended March 31, 1998 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                          Three Months Ended
                                               March 31,
                                          -------------------
                                           1999         1998
                                          ------       ------
                                            (In Thousands)
Employees' salaries and commissions...    $5,221       $4,825
General and administrative expenses...     2,452        1,968
Interest expense .....................     1,547        1,443
                                          ------       ------
                                          $9,220       $8,236
                                          ======       ======

Total expenses increased to $9.2 million for the three months ended March 31, 1999 from $8.2 million for the three months ended March 31, 1998. This increase is primarily related to an increase in mortgage loan originations.

Employee salaries and commissions increased $400,000 to $5.2 million during the three months ended March 31, 1999 from $4.8 million for the three months ended March 31, 1998. The primary reason for the increase was due to an increase in mortgage loan originations.

General and administrative expenses increased $500,000 to $2.5 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. The primary reason for the increase was due to an increase in mortgage loan originating.

Interest expense increased $100,000 to $1.5 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. This decrease is due to the increase in mortgage loan originations.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                       Nine Months Ended
                                           March 31,
                                     ---------------------
                                      1999          1998
                                     -------       -------
                                        (In Thousands)
Gain on sale of mortgage loans...    $27,738       $21,141
Loan origination income .........      5,615         3,654
Interest income .................      5,893         5,592
Other income ....................      1,122           349
                                     -------       -------
                                     $40,368       $30,736
                                     =======       =======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $344.9 million to $881.1 million for the nine months ended March 31, 1999 from $536.2 million for the nine months ended March 31, 1998. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans increased $6.6 million to $27.7 million for the nine months ended March 31, 1999 from $21.1 million for the nine months ended March 31, 1998. The increase was due primarily to a $334.3 million increase in mortgage loan sales to $846.0 from $511.7 million for the nine months ended March 31, 1999 and 1998, respectively. The weighted average cash premium paid for non-conforming mortgage loans sold was 4.86% for the nine months ended March 31, 1999 and 5.58% for the nine months ended March 31, 1998. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have decreased in recent periods, which offset the decline in cash premiums paid for non-conforming mortgage loans for the nine months ended March 31, 1999. The weighted average yield spread premiums paid as a percentage of non-conforming mortgage loans sold was 1.03% and 1.45% for the nine months ended March 31, 1999 and 1998, respectively. The Company expects to receive some benefit from recent reduction in yield spread premiums payable to brokers. However, this may be offset in part by decreases in prices paid for the Company's loans by third parties. The weighted average cash premium paid for prime mortgage loans sold was 1.02% and the weighted average yield spread premium paid as a percentage of prime mortgage loans sold was 0.49% for the nine months ended March 31, 1999.

Loan origination income increased to $5.6 million for the nine months ended March 31, 1999 from $3.7 million for the nine months ended March 31, 1998. As a percentage of total revenues, loan origination income for the nine months ended March 31, 1999 increased to 13.9% as compared to 11.9% for the nine months ended March 31, 1998. This increase was primarily a result of an increase in loan originations and a result of competitive conditions as management was required to lower the amount of origination points and fees charged on its loan products to satisfy mortgage broker and consumer demands. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $300,000 to $5.9 million for the nine months ended March 31, 1999.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $1.1 million for the nine months ended March 31, 1999 as compared to $349,000 for the nine months ended March 31, 1998 largely as a result of interest earned on the net proceeds from the Offering completed on March 10, 1998.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                            Nine months ended
                                                March 31,
                                          ---------------------
                                           1999          1998
                                          -------       -------
                                             (In Thousands)
Employees' salaries and commissions...    $18,363       $13,151
General and administrative expenses...      9,430         5,225
Interest expense .....................      3,755         3,914
                                          -------       -------
                                          $31,548       $22,290
                                          =======       =======

Total expenses increased to $31.5 million for the nine months ended March 31, 1999 from $22.3 million for the nine months ended March 31, 1998. This increase is related to geographical expansion to 52 origination locations at March 31, 1999 from 46 at March 31, 1998, and to an increase in mortgage loan originations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Employee salaries and commissions increased $5.2 million to $18.4 million during the nine months ended March 31, 1999 from $13.2 million for the nine months ended March 31, 1998. The primary reason for the increase was due to an increase in mortgage loan originations and a higher level of geographical expansion for the nine months ended March 31, 1999.

General and administrative expenses increased $4.2 million to $9.4 million for the nine months ended March 31, 1999 from $5.2 million for the nine months ended March 31, 1998. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

Interest expense decreased $100,000 to $3.8 million for the nine months ended March 31, 1999 from $3.9 million for the nine months ended March 31, 1998. This decrease is due to the Company changing its policy of selling its loans on the secondary market from a monthly basis to a bi-monthly basis.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets. The Company acquired certain assets and liabilities of America's Lender, Inc. on February 26, 1999. In connection with the acquisition, the Company paid $2.0 million and agreed to pay up to an additional $1.0 million due 12 months after the date of closing. There can be no assurance that any future acquisitions will be consummated.

Capital expenditures totaled $654,000 and $766,000 for the nine months ended March 31, 1999 and 1998, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

Cash and cash equivalents were $28.2 million at March 31, 1999. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March 1998 the Company concluded its initial public offering and received net proceeds of $16.2 million from the Offering. As of March 31, 1999, of these proceeds, approximately $9.5 million was used to fund loan originations, acquire Americas Lender, Inc., and the remaining balance has been invested in short-term investments.

The Company funds its operations through cash reserves, loan sales, net earnings and a revolving warehouse credit facility with DLJ, under which it borrows money to finance the origination of mortgage loans. As of March 31, 1999, the Company's facility with DLJ ("the DLJ Facility") provide borrowings up to $150.0 million and terminates on March 16, 2000. The DLJ Facility bears interest at the Federal Funds rate plus 50 basis points through March 16, 1999 and thereafter, the Federal Funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the term. The Company has entered into a LIBOR-based warehouse credit agreement with Bank United, which provides for borrowings up to $50.0 million and expires on February 1, 2000. The Company has entered into a LIBOR-based warehouse credit agreement with Residential Funding Corporation which provides for borrowings up to $50.0 million and expires on March 1, 2000. The Company has entered into a $50.0 million uncommitted repurchase credit facility agreement with Paine Webber Real Estate Securities, Inc. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with proceeds from its loan sales. As of March 31, 1999 the balanced owing under all of the Company's warehouse lines of credits was $125.4 million.

During the nine months ended March 31, 1999 and 1998, the Company used cash of $877.1 million and $536.2 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $846.0 million and $512.5 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $27.7 million and $21.1 million, for the nine months ended March 31, 1999 and 1998, respectively.

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

The Company's forward loan sale contract with an investment bank under which it can deliver up to $246.2 million in loans expires in July 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Turmoil in the mortgage and asset-backed securitization market has caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Prices paid for the Company's loans in the first quarter of 1999 have been less than that which the Company received under that forward sales commitment which expired on December 31, 1999. In the event that declines in the whole loan pricing continue, the Company would expect to see a decrease in cash gain on sale of mortgage loans in future quarters. If the Company is unable to increase its mortgage loan origination volume commensurate with such pricing guidelines, the Company's net income would be adversely affected. The Company would also expect to see some benefit from adjustments made to the yield spread premiums paid to brokers, employee compensation, interest rates charged to borrowers and other adjustments. However, the effect of these adjustments may have an adverse effect on mortgage loan production in future periods.

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

As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the warehouse lines of credit, and the interest charged by the lenders is generally based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage rates.

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

Based on the information available and the interest environment as of March 31, 1999, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

ITEM 2. Changes in Securities - See Management Discussion and Analysis of Financial Condition and Results of Operation Liquidity and Capital Resources for a discussion of the use of proceeds from the Company's initial public offering.

ITEM 3. Defaults upon Senior Securities - Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5. Other Information - Not Applicable

ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                10.1 Warehouse Credit and Security Agreement (Single Family Mortgage Loans), dated March 1, 1999 between BNC Mortgage, Inc., a Delaware corporation and Mortgage Logic.com, Inc., a California corporation and Residential Funding Corporation, a Delaware corporation.

                10.2 Purchase Agreement dated as of December 21, 1998 by and between the Registrant, Mortgage Logic.com, Inc. and the America's Lender, Inc., Keith Guy and SHL Holdings, Inc.

                10.3 Non-Competition Agreement dated as of February 26, 1999, by and between the Registrant, Mortgage Logic.com, Inc. and the America's Lender, Inc., Keith Guy and SHL Holdings, Inc.

                10.4 Licensing and Web Site Hosting Agreement dated as of February 26, 1999, by and between the Mortgage Logic.com, Inc. and TrueLink, Inc.

                10.5 Credit Bureau Services Agreement dated as of February 26, 1999, by and between the Registrant, Mortgage Logic.com, Inc. and TrueLink, Inc.

PART II - OTHER INFORMATION CONTINUED


                11.1    Statement regarding computation of per share earnings

                21.1    Subsidiaries of the Registrant

                27.1    Financial Statement Data Schedule (EDGAR filing only)

      (b) Reports on Form 8-K

          Form 8-A/A filed on January 6, 1999 reporting items 5 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Irvine, State of California.

BNC MORTGAGE, INC.
(Registrant)

By: /s/ EVAN R. BUCKLEY                                      May 17, 1999
    ---------------------------                              ------------
    Evan R. Buckley                                              Date
    Chief Executive Officer and
    Secretary


By: /s/ KELLY W. MONAHAN                                     May 17, 1999
    ---------------------------                              ------------
    Kelly W. Monahan                                             Date
    President


By: /s/ PETER R. EVANS                                       May 17, 1999
    -------------------------------------                    ------------
    Peter R. Evans                                               Date
    Vice President and
    Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
10.1    Warehouse Credit and Security Agreement (Single Family Mortgage Loans),
        dated March 1, 1999 between BNC Mortgage, Inc., a Delaware corporation and Mortgage Logic.com, Inc., a California corporation and Residential
        Funding Corporation, a Delaware corporation.

10.2 Purchase Agreement dated as of December 21, 1998 by and between the Registrant, Mortgage Logic.com, Inc. and the America's Lender, Inc.,
        Keith Guy and SHL Holdings, Inc.

10.3 Non-Competition Agreement dated as of February 26, 1999, by and between the Registrant, Mortgage Logic.com, Inc. and the America's Lender, Inc.,
        Keith Guy and SHL Holdings, Inc.

10.4 Licensing and Web Site Hosting Agreement dated as of February 26, 1999, by and between the Mortgage Logic.com, Inc. and TrueLink, Inc.

10.5 Credit Bureau Services Agreement dated as of February 26, 1999, by and between the Registrant, Mortgage Logic.com, Inc. and TrueLink, Inc.

11.1    Statement regarding computation of per share earnings

21.1    Subsidiaries of the Registrant

27.1    Financial Statement Data Schedule (EDGAR filing only)