Form 10-K405
period 1999-06-30
BNC MORTGAGE INC
filed 1999-09-28
CIK 1003213

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  __________ TO   __________  .

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

                              TITLE OF EACH CLASS

                         COMMON STOCK, PAR VALUE $0.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of Registrant, as of September 15, 1999, was $19,532,357, based upon the closing price of Registrant's Common Stock on that date. For purposes of this disclosure, shares of common stock held by directors and executive officers of Registrant are assumed to be "held by affiliates"; this assumption is not to be deemed to be an admission by such persons that they are affiliates of Registrant.

     As of September 15, 1999, Registrant had outstanding 5,042,350 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to BNC Mortgage, Inc's. proxy statement which will be filed with the Commission not more than 120 days after June 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BNC MORTGAGE, INC.

                               TABLE OF CONTENTS

                                  TO FORM 10-K

                        FOR THE YEAR ENDED JUNE 30, 1999

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   39
Item 3.   Legal Proceedings...........................................   39
Item 4.   Submission of Matters to a Vote of Security Holders.........   39

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   40
Item 6.   Selected Financial Data.....................................   42
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   43
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   49
Item 8.   Financial Statements and Supplementary Data.................   49
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   50

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   50
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   50
Item 13.  Certain Relationships and Related Transactions..............   50

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   51
          Signatures..................................................   53

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

GENERAL

     BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 5,050 approved independent loan brokers and which to date has accounted for a majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

     Since it commenced operations in August 1995, the Company has experienced significant growth in loan originations, with approximately $1.3 billion of originations in 41 states during fiscal year 1999 compared to $788.5 million of originations in 42 states and $532.6 million in 33 states during years ended June 30, 1998 and 1997, respectively. This growth in originations has produced annual net earnings of $6.3 million in 1999 compared to annual net earnings of $7.2 million and $7.5 million in 1998 and 1997, respectively.

     The Company currently sells substantially all of its mortgage loans through whole loan sales resulting in cash gain on sale of mortgage loans. For the years ended June 30, 1999, 1998 and 1997, the Company had mortgage loans sales of $1.3 billion, $744.4 million and $519.9 million, respectively, with resulting cash gain on sale of mortgage loans of $34.9 million, $30.5 million and $21.9 million, respectively.

     For the year ended June 30, 1999, 73.0% of the loans originated by the Company were subprime loans. Substantially all loans originated by the Company are secured by a first priority mortgage on the subject property. During the years ended June 30, 1999 and 1998, less than 1% the principal balance of the loans originated were secured by second priority mortgages; none of such loans were originated for the year ended June 30, 1997. The Company's core borrower base consists of individuals who do not qualify for traditional "A" credit because their credit history, income or other factors cause them not to conform to standard agency lending criteria. During the years ended June 30, 1999, 1998 and 1997, approximately 65.0%, 62.2% and 57.5%
of the principal balance of the subprime loans originated by the Company, respectively, were to borrowers with a Company risk classification of "A+" or "A-" while the remainder were to borrowers with a Company risk classification of "B," "C+," "C" or "C-," respectively, representing approximately 35.0%, 37.8% and 42.5% of the total principal amount of loans originated by the Company. Borrowers with a Company risk classification of "A+" or "A-" have a very good credit history within the last 12 to 24 months with minor late payments allowed on a limited basis. Borrowers with a "B" Company risk classification generally have good credit within the last 12 months with some late payments. Borrowers with a "C+" risk classification have some significant derogatory credit in the past 12 months while those in the "C" category have frequent derogatory consumer credit. Borrowers with a Company risk classification of "C-" have numerous derogatory credit items up to and including a bankruptcy in the most recent 12 month period. During each of the years ended June 30, 1999, 1998 and 1997, approximately 5.6%, 3.7% and 3.9% of the principal balance of the subprime loans originated by the Company were to borrowers with a Company risk classification of "C-." For a tabular presentation of the Company's loan production by borrower risk classification, see "-- Loan Production by Borrower Risk Classification."

     The Company believes that its primary strengths are (i) the experience of its management, account executives and staff in the non-conforming lending industry, which enhances the Company's ability to establish and maintain long-term relationships with mortgage brokers, (ii) its service oriented sales culture whereby the Company strives to respond quickly and efficiently to customer needs and market demands, (iii) its operating philosophy to create stable and deliberate loan origination growth by utilizing consistent and prudent underwriting guidelines designed to produce mortgage products readily saleable in the secondary market and (iv) its availability to manage and control operating costs in order for it to remain a low cost originator. The Company enters into a mortgage broker agreement with each of its independent mortgage brokers. For a description of the contractual nature of the Company's relationships with its independent mortgage brokers, see "-- Mortgage Loan Originations -- Wholesale Subprime".

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

     Continuing Growth of Subprime Wholesale Production. The Company intends to continue the growth of its wholesale subprime operations through greater penetration in existing markets and selective geographic expansion. Greater market penetration is expected to be accomplished through additional sales personnel to existing origination locations in order to provide continued high levels of service to brokers to increase loan origination and further the basis for repeat business, referral and other future lending opportunities. For each of the years ended June 30, 1999, 1998 and 1997, the Company's loan originations primarily were in California, Illinois, Florida, Hawaii, Washington, Oregon, Massachusetts, Colorado, Maryland, Ohio, Wisconsin, Utah, Indiana, Michigan, Missouri, Georgia, Virginia and Idaho. The Company will seek to improve and enhance relationships with mortgage brokers by continuing to (i) improve response times to loan applications, (ii) streamline wholesale origination and funding activities and (iii) provide a broad selection of attractive product offerings. The Company anticipates that short-term expansion will focus on those geographic regions which it believes represent the most attractive markets for the Company's products.

     Continuing Growth of Wholesale Prime Production. The Company's wholesale prime operations consists of its wholesale prime business which it established in 1998 and MortgageLogic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. Through its wholesale prime operations, the Company originates conforming mortgage loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loans which are not subprime loans. The Company's strategy focus is on originating loans using the same marketing strategies as its wholesale subprime operations. The Company's wholesale prime operations are coordinated at its executive offices, and to a lesser extent, at its local sales offices, and at the executive offices of MortgageLogic.com, Inc.

     Expanding Product Offerings. The Company frequently reviews and tailors its products and pricing for competitiveness, as well as introducing new products to meet the needs of its borrowers and brokers, expand its customer base and diversify its product mix. The Company utilizes long-term relationships with mortgage loan brokers to quickly and efficiently tailor existing products or introduce new products to satisfy its broker and consumer product needs. Also, the Company attempts to anticipate changing demands and formulate new products accordingly. Examples of recently introduced products include loans with higher loan-to-value ratios for borrowers with good credit histories (see "-- Product Types"). The Company believes that these mortgage products enable the Company to increase loan production from brokers who have customers seeking such products.

     Low Cost Originator of Mortgage Loans. The Company's success has been due in part on its ability to manage and control operating costs. The Company has established a low-cost origination network. For the years ended June 30, 1999, 1998 and 1997, the Company's cost to originate averaged 2.8%, 3.4% and 3.1% of loan volume, respectively.

     Wholesale Expansion Strategy. For its wholesale expansion strategy the Company initially penetrates a market with a limited number of employees to recruit brokers for the Company's wholesale network. The Company typically opens an office in a market only after it achieves a minimum loan volume. By utilizing this strategy, the Company believes it can maintain lower overhead expenses compared with companies utilizing a more extensive branch office system. In addition, the Company has the flexibility to expand or contract its operations quickly in response to local demand.

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

MORTGAGE LOAN ORIGINATIONS

     The Company's wholesale operations originates loans through a network of independent mortgage brokers. The Company discontinued its retail operations in March 1999 and the origination of small commercial loans in April 1997. Substantially all mortgage loans originated by the Company are secured by a first priority mortgage on the subject property and for the years ended June 30, 1999 and 1998, less than 1% of the principal balance of the mortgage loans originated were secured by second priority mortgages; none of such mortgage loans were originated for the year ended June 30, 1997.

     The following table sets forth selected information relating to total mortgage loan originations during the periods shown:

                                                           YEAR ENDED JUNE 30,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loan originations:
  Wholesale subprime principal balance............  $  968,533    $750,406    $507,250
  Wholesale prime principal balance...............     360,445      26,716          --
  Retail principal balance........................       6,597      11,357       7,451
  Small commercial principal balance..............          --          --      17,920
                                                    ----------    --------    --------
                                                    $1,335,575    $788,479    $532,621
                                                    ==========    ========    ========
Number of mortgage loans..........................      11,289       7,897       5,425
Average principal balance per loan................  $      118    $    100    $     98
Weighted average initial loan-to-value ratio(1)...        73.6%       74.4%       69.3%
Weighted average fixed interest rate..............         8.2%       10.2%       10.5%
Weighted average adjustable interest rate.........         8.7%        9.7%        9.2%
Weighted average fixed/adjustable interest rate...         9.8%        9.6%        9.5%
"A+" and "A-" loans as a percentage of total
  subprime mortgage loans originated(2)...........        65.0%       66.1%       57.5%

---------------
(1) Determined by dividing the amount of the loan by the lesser of the purchase price or the appraised value of the mortgaged property at origination.

(2) Based on initial principal balance, and excludes conforming loans, and non-conforming loans which are not subprime loans originated by the Company's wholesale prime operations.

     WHOLESALE SUBPRIME

     Historically, the Company's primary source of mortgage loans has been through its wholesale subprime operations through which the Company maintains relationships with approximately 5,050 independent mortgage brokers which, during the year ended June 30, 1999, originated mortgage loans in 41 states. During the years ended June 1998 and 1997, the Company had approximately 3,200 and 1,830 approved brokers and originated loans in 42 and 33 states, respectively. At June 30, 1999, the Company's wholesale subprime operations had 49 origination locations and employed 93 account executives who service mortgage brokers. The states in which the Company had origination locations at June 30, 1999 were California, Illinois, Florida, Hawaii, Utah, Wisconsin, Oregon, Massachusetts, Maryland, Colorado, Indiana, Ohio, Washington, Idaho, Missouri, Michigan, Georgia, South Carolina, Rhode Island, Pennsylvania, Tennessee, North Carolina, Virginia, Arizona, New Mexico and Minnesota. Through its wholesale subprime operations, the Company funded $968.5 million in loans, or 72.5%, of the Company's total mortgage loan production during the year ended June 30, 1999. During the year ended June 30, 1999, the Company's 10 largest producing brokers originated approximately 9.8% of the Company's mortgage loans, with the largest broker accounting for approximately 2.3%.

     Mortgage loan brokers act as intermediaries between property owners and the Company in arranging mortgage loans. The Company enters into a mortgage broker agreement with each of its independent mortgage brokers. Pursuant to the agreement, the Company and the mortgage broker establish a non-exclusive relationship whereby the mortgage broker will, from time to time and at its option, submit completed mortgage loan application packages from the general public to the Company for funding consideration and facilitate the closing of mortgage loan application packages approved for funding by the Company. The broker's role is to identify the applicant, assist in completing the loan application form, gather necessary information and documents and serve as the Company's liaison with the borrower through the lending process. The Company reviews and underwrites the applications submitted by the broker, approves or denies the application, sets the interest rate and other terms of the loan and, upon acceptance by the borrower and satisfaction of all conditions imposed by the Company, funds the loan. Because brokers conduct their own marketing and employ their own personnel to obtain loan applications and maintain contact with borrowers, originating loans through its wholesale subprime operations allows the Company to increase its loan volume without incurring the higher marketing, labor and other overhead costs associated with increased retail originations. The Company has no obligation to pay a mortgage broker any sum owed to the mortgage broker by a borrower, nor does the Company have any obligation to pay a mortgage broker any sum with respect to accounts of any mortgage loan application package which the Company does not fund and close.

     Loan applications generally are submitted by mortgage brokers to an account executive in one of the Company's sales offices. The loan is logged-in for Federal Real Estate Procedures Settlement Act of 1974, as amended ("RESPA"), and other regulatory compliance purposes, underwritten and, in most cases, conditionally approved or denied within 24 hours of receipt. Because mortgage brokers generally submit individual loan files to several prospective lenders simultaneously, the Company attempts to respond to each application as quickly as possible. If approved, a "conditional approval" will be issued to the broker with a list of specific conditions to be met (for example, credit verifications and independent third-party appraisals) and additional documents to be supplied prior to the funding of the loan. The originating account executive and a production assistant will work directly with the submitting mortgage broker to collect the requested information and to meet the underwriting conditions and other requirements. In most cases, the Company funds loans within 15 to 40 days after approval of the loan application. All independent mortgage brokers who submit loan applications to the Company must be registered or licensed as required by the jurisdiction in which they operate and must be approved by the Company. The Company audits 100% of its brokers on an annual basis in order to confirm possession of a current license, updated financials on file and any changes in broker staff or address.

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

     The following table sets forth selected information relating to wholesale subprime loan originations during the periods shown:

                                                           YEAR ENDED JUNE 30,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Principal balance..................................  $968,533    $750,406    $507,250
Average principal balance per loan.................  $    105    $     99    $     96
Weighted average initial loan-to-value ratio.......      76.3%       74.4%       69.5%
Weighted average interest rate.....................       9.8%        9.7%        9.6%
Occupancy:
  Owner occupied...................................      89.5%       87.7%       85.1%
  Non-owner occupied...............................      10.5%       12.3%       14.9%

WHOLESALE PRIME

     The Company's wholesale prime operations consist of its internal wholesale prime business which it established in 1998 and MortgageLogic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. Through its wholesale prime operations, the Company originates, purchases and sells mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The wholesale prime operations originates a variety of mortgage loans including
(i) loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC, (ii) non-conforming mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $240,000, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.

     The Company believes that an important element in developing, and expanding its service to independent mortgage brokers is the ability to offer conventional mortgage loan products and non-conforming loans which are not subprime loans as well as its subprime products.

     At June 30, 1999, the Company employed four account executives who service mortgage brokers located primarily in Southern California. During the year ended June 30, 1999, through its wholesale prime operations, the Company originated approximately $360.4 million in loans, or 27.0% of the Company's total mortgage loan production.

     The Company has sold its prime loans during the year on a serviced released basis for cash to various investors, and originated substantially all of its loans through independent mortgage loan brokers.

     The following table sets forth selected information relating to a wholesale prime loan originations during the periods shown:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                          1999       1998        1997
                                                        --------    -------      ----
                                                           (DOLLARS IN THOUSANDS)
Principal balance.....................................  $360,445    $26,716      --
Average principal balance per loan....................  $    183    $   142      --
Weighted average initial loan-to-value ratio..........      68.8%      72.8%     --
Weighted average interest rate........................       7.2%       7.6%     --
Occupancy:
  Owner occupied......................................      94.0%      90.4%     --
  Non-owner...........................................       6.0%       9.6%     --

DISCONTINUED RETAIL OPERATIONS

     The Company organized its retail operations to market mortgage loans directly to homeowners in March 1996. The retail operations offered the same products as those of the Company's wholesale subprime operations. The Company discontinued its retail operations in March 1999. The Company originated through its retail operations approximately $6.6 million, or 0.5%, and $11.3 million, or 1.4%, of the Company's total mortgage loan production during the years ended June 30, 1999 and 1998, respectively.

     The following table sets forth selected information relating to retail loan originations during the periods shown:

                                                              YEAR ENDED JUNE 30,
                                                          ---------------------------
                                                           1999      1998       1997
                                                          ------    -------    ------
                                                            (DOLLARS IN THOUSANDS)
Principal balance.......................................  $6,597    $11,357    $7,451
Average principal balance per loan......................  $  114    $    84    $   83
Weighted average initial loan-to-value ratio............    77.1%      73.3%     70.1%
Weighted average interest rate..........................     8.8%       9.1%      9.6%
Occupancy:
  Owner occupied........................................    95.8%      93.1%     87.8%
  Non-owner occupied....................................     4.2%       6.9%     12.2%

PRODUCT TYPES

     The Company primarily offers subprime loans and, to a lessor extent, conforming mortgage products and non-conforming loans which are not subprime loans.

  Subprime Mortgages

     The Company offers both fixed-rate and adjustable-rate subprime loans, as well as subprime loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable-rate. Most of the adjustable-rate loans originated by the Company are offered at a low initial rate, sometimes referred to as a "teaser" rate. At each interest rate adjustment date, the Company adjusts the rate, subject to certain limitations on the amount of any single adjustment, until the rate charged equals the fully indexed rate. The Company's subprime borrowers fall into six subprime risk classifications and products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification. The Company offers a wide variety of interest rate and points paid combinations on many of its products so that customers may elect to pay higher points at closing to secure a lower rate over the life of the loan or pay a higher interest rate and reduce or eliminate points payable at closing. The interest rate on the Company's subprime adjustable rate mortgages is typically tied to six-month LIBOR and the Company offers 1.0% or 1.5% semi-annual interest rate caps and 6.5% or 7.0% life caps. The Company sets subprime mortgage loan coupons and fees after considering several factors, including the borrower's credit rating, the loan-to-value ratio of the property, the state in which the loan was originated and competitive and market conditions. The Company's maximum subprime loan amounts are generally $500,000 with a loan-to-value ratio of up to 90%. The Company does, however, offer larger subprime loans with lower loan-to-value ratios on a case-by-case basis, and also offers products that permit a loan-to-value ratio of up to 90% for selected borrowers with a Company risk classification of "A+" or "A-". Subprime loans originated by the Company for the year ended June 30, 1999, 1998 and 1997 had an average principal balance per loan of $104,616, $99,845 and $98,179, respectively, and a weighted average initial loan-to-value ratio of 76.3%, 74.3% and 69.3%, respectively. Unless prohibited by state law or otherwise waived by the Company upon the payment by the related borrower of higher origination fees and a higher interest rate, the Company generally imposes a prepayment penalty on the borrower. Approximately 75.4%, 58.0% and 58.1% of the subprime loans the Company originated during the years ended June 30, 1999, 1998 and 1997, respectively, provided for the payment by the borrower of a prepayment charge in limited circumstances on certain full or partial prepayments. The Company's current subprime products are as follows:

  Standard Products

     2-Year, 3-Year, or 5-Year Fixed/Adjustable Rate Programs -- A 30-year fully amortized program with the initial interest rate fixed for the first two, three, or five years of the loan. Beginning with the 25th, 37th or 61st monthly payment, the loan converts to an adjustable rate, LIBOR-indexed loan. There is no rate cap on the first adjustment (at conversion). Thereafter, all interest rate caps apply as described in the LIBOR loan product.

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

  Other Products

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

  Prime Mortgages

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

     Non-conforming Mortgage Loans which are not Subprime Loans -- These mortgage loans fail to satisfy the criteria to be an Agency mortgage loans for one or more reasons. Certain of these mortgage loans ("Jumbos") generally meet the Agency criteria but exceed the maximum loan size (currently $240,000 for single family, one-unit mortgage loans in the continental United States). Jumbos are generally eligible for sale to one of the national privately-sponsored mortgage conduits.

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

     FHA/VA Mortgage Loans -- These mortgage loans satisfy the underwriting criteria for sale or exchange through the Federal Housing Administration and Veterans Administration loan programs.

     The following tables set forth selected information relating to loan originations by product type for the periods indicated:

                                                             YEAR ENDED JUNE 30, 1999
                             -----------------------------------------------------------------------------------------
                                                                                                           WEIGHTED
                                                                     AVERAGE     WEIGHTED                   AVERAGE
                             PRINCIPAL                     NUMBER    BALANCE     AVERAGE     WEIGHTED       INITIAL
                               AMOUNT       % OF TOTAL       OF        PER       INTEREST    AVERAGE     LOAN-TO-VALUE
           TYPE              ORIGINATED    ORIGINATIONS    LOANS       LOAN        RATE       MARGIN         RATIO
           ----              ----------    ------------    ------    --------    --------    --------    -------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages (1)(2):
  2-Year Fixed.............  $  487,403        36.5%        4,467    $109,112       9.8%       6.2%          77.3%
  3-Year Fixed.............     196,295        14.7         1,823     107,677       9.6%       6.1%          76.6%
  6 Month Libor............      78,729         5.9           601     130,997       9.4%       6.2%          77.3%
  5-Year Fixed.............      17,307         1.3           170     101,806       9.3%       6.0%          74.6%
  15-Year Fixed............      18,869         1.4           321      58,782       9.8%        --           68.7%
  30-Year Fixed............     167,482        12.5         1,845      90,776      10.0%        --           73.8%
  CLTV125/2nd TD...........       1,375         0.1            36      38,194      13.5%        --           32.0%
  Other Mortgages..........       7,670         0.6            58     132,245        --         --             --
                             ----------       -----        ------
        Subtotal...........     975,130        73.0         9,321     104,616       9.8%        --           76.3%
                             ----------       -----        ------

Prime Mortgages(3):
  Non-Conforming
    Fixed..................     126,728         9.5           420     301,733       7.2%        --           74.6%
    ARM's..................      24,762         1.9            59     419,695       6.8%       2.7%          73.0%
                             ----------       -----        ------
                                151,490        11.4           479     316,263       7.1%        --           74.3%
  Conforming
    Fixed..................     186,179        13.9         1,162     160,223       7.1%        --           69.5%
    ARM's..................       1,341         0.1             9     149,000       6.5%       2.9%          63.3%
                             ----------       -----        ------
                                187,520        14.0         1,171     160,137       7.1%        --           69.5%
2nd TD.....................       9,663         0.7           231      41,831       9.2%        --           12.7%
FHA/VA.....................      11,772         0.9            87     135,310       7.3%        --           31.7%
                             ----------       -----        ------
        Subtotal...........     360,445        27.0         1,968     183,153       7.2%        --           68.8%
                             ----------       -----        ------
                             $1,335,575       100.0%       11,289     118,308       9.8%       8.8%          73.6%
                             ==========       =====        ======

                                                            YEAR ENDED JUNE 30, 1998
                            -----------------------------------------------------------------------------------------
                                                                                                          WEIGHTED
                                                                    AVERAGE     WEIGHTED                   AVERAGE
                            PRINCIPAL                     NUMBER    BALANCE     AVERAGE     WEIGHTED       INITIAL
                              AMOUNT       % OF TOTAL       OF        PER       INTEREST    AVERAGE     LOAN-TO-VALUE
           TYPE             ORIGINATED    ORIGINATIONS    LOANS       LOAN        RATE       MARGIN         RATIO
           ----             ----------    ------------    ------    --------    --------    --------    -------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages:
2-Year Fixed..............   $539,934         68.5%       5,220     $103,436       9.7%       6.2%          75.4%
6-Month LIBOR
  Adjustable..............    100,601         12.8          816      123,286       9.7%       6.3%          74.8%
30-Year Fixed.............     83,079         10.5        1,136       73,133      10.2%        --           71.1%
5-Year Fixed..............     22,537          2.9          211      106,810       9.3%       6.3%          71.8%
15-Year Fixed.............     11,825          1.5          231       51,191      10.2%        --           65.1%
CLTV125/2nd TD............      3,787          0.4           95       39,863      13.5%        --           35.5%
                             --------        -----        -----
        Subtotal..........    761,763         96.6        7,709       98,815       9.7%        --           74.4%
                             --------        -----        -----

Prime Mortgages(3):
Non-Conforming............     15,957          2.0           84      189,964       7.8%        --           74.6%
Conforming................     10,119          1.3           85      119,047       7.1%        --           73.4%
2nd TD....................        640          0.1           19       33,684      10.9%        --           16.8%
                             --------        -----        -----
        Subtotal..........     26,716          3.4          188      142,106       7.6%        --           72.8%
                             --------        -----        -----
                             $788,479        100.0%       7,897       99,845       9.7%       6.2%          74.4%
                             ========        =====        =====

                                                            YEAR ENDED JUNE 30, 1997
                            -----------------------------------------------------------------------------------------
                                                                                                          WEIGHTED
                                                                    AVERAGE     WEIGHTED                   AVERAGE
                            PRINCIPAL                     NUMBER    BALANCE     AVERAGE     WEIGHTED       INITIAL
                              AMOUNT       % OF TOTAL       OF        PER       INTEREST    AVERAGE     LOAN-TO-VALUE
           TYPE             ORIGINATED    ORIGINATIONS    LOANS       LOAN        RATE       MARGIN         RATIO
           ----             ----------    ------------    ------    --------    --------    --------    -------------
                                                 (DOLLARS IN THOUSANDS, EXCEPT AVERAGE BALANCE)
Subprime Mortgages:
2 Year Fixed..............   $289,549         54.4%       2,838     $102,027       9.5%       6.4%          70.5%
6-Month LIBOR
  Adjustable..............    110,870         20.8        1,066      104,005       9.2%       6.5%          70.2%
30-Year Fixed.............     74,162         13.9        1,011       73,355      10.5%        --           66.1%
5-Year Fixed..............     30,379          5.7          286      106,221       9.2%       6.5%          67.4%
15-Year Fixed.............      9,741          1.8          198       49,198      10.6%        --           62.6%
Small Commercial(4).......     17,920          3.4           26      689,231       9.8%        --           63.8%
                             --------        -----        ------
                             $532,621        100.0%       5,425       98,179       9.6%       6.4%          69.3%
                             ========        =====        ======

---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two years or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/ adjustable rate is the weighted average of the rates of such loans during the initial period.

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

(3) The Company's wholesale prime operations commenced operations in March 1998. Through its wholesale prime operations the Company originates loan products for primarily high credit quality borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC.

(4) The Company discontinued the origination of small commercial loans in April 1997.

GEOGRAPHIC CONCENTRATION

     The following table sets forth aggregate dollar amounts and the percentage of all loans originated by the Company by state for the periods shown:

                                                    FOR THE YEAR ENDED JUNE 30,
                       --------------------------------------------------------------------------------------
                                  1999                          1998                          1997
                       --------------------------    --------------------------    --------------------------
                       PRINCIPAL                     PRINCIPAL                     PRINCIPAL
                         AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL       AMOUNT       % OF TOTAL
                       ORIGINATED    ORIGINATIONS    ORIGINATED    ORIGINATIONS    ORIGINATED    ORIGINATIONS
                       ----------    ------------    ----------    ------------    ----------    ------------
                                                       (DOLLARS IN THOUSANDS)
California...........  $  621,889        46.55%       $236,735         30.0%        $196,526         36.9%
Illinois.............     129,830         9.72         130,780         16.6           55,351         10.4
Florida..............      74,417         5.57          70,758          9.0           28,597          5.4
Hawaii...............      59,579         4.46          46,740          5.9           63,868         12.0
Washington...........      45,497         3.41          23,079          2.9            9,495          1.8
Oregon...............      40,212         3.01          22,647          2.9           21,123          4.0
Massachusetts........      32,119         2.40          25,904          3.3            6,277          1.2
Colorado.............      27,439         2.05          27,386          3.5           24,102          4.5
Maryland.............      26,934         2.02          24,701          3.1            5,010          0.9
Ohio.................      25,457         1.91          17,442          2.2           19,938          3.7
Wisconsin............      24,665         1.85          29,176          3.7           22,174          4.2
Utah.................      20,971         1.57          30,459          3.9           20,486          3.8
Minnesota............      20,918         1.57           9,691          1.2            1,839          0.3
Arizona..............      17,997         1.35           2,537          0.3            1,823          0.3
Indiana..............      16,835         1.26          17,180          2.2           12,757          2.4
Michigan.............      15,848         1.19           9,700          1.2            2,353          0.4
Missouri.............      13,930         1.04          14,669          1.9           10,712          2.0
Georgia..............      12,225         0.92              --           --               --           --
Virginia.............      11,021         0.83              --           --               --           --
Other(1).............      97,792         7.32          48,895          6.2           30,190          5.8
                       ----------       ------        --------        -----         --------        -----
                       $1,335,575        100.0%       $788,479        100.0%        $532,621        100.0%
                       ==========       ======        ========        =====         ========        =====

---------------
(1) Except for Idaho which accounted for 1.6% for the year ended June 30, 1998, no other state accounted for greater than 1.0% for the years ended June 30, 1999, 1998 and 1997.

QUALITY CONTROL AND UNDERWRITING

     The Company has separate and distinct quality controls and underwriting for each of its wholesale subprime and wholesale prime operations.

  Wholesale Subprime Quality Control

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

     Subsequent to funding, the Company's quality assurance department audits 100% of all subprime closed loans. The department performs a review of documentation for compliance with established underwriting guidelines and lending procedures along with independent appraisal reviews and recertifications. All funding documents are reviewed for accuracy, completeness and adherence to corporate, state and federal requirements. As a part of this audit process, deficiencies are reported to the Company's senior management to determine trends and the need for additional training of Company personnel.

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

     The Company employs experienced underwriters and the Company's chief subprime underwriter (the "Chief Subprime Underwriter") must approve the hiring of all underwriters, including those located in the regional offices and branch locations. The Company's underwriters are required to have had either substantial underwriting experience with a consumer finance company or other subprime or non-conforming lender or substantial experience with the Company in other aspects of the subprime or non-conforming mortgage finance industry before becoming part of the Company's underwriting department. As of June 30, 1999, the Company employed 36 underwriters with an average of approximately five years of non-conforming mortgage lending experience. All underwriters participate in ongoing training, including regular supervisory critiques of each underwriter's work. The Company believes that its experienced underwriting personnel have the ability to analyze the specific characteristics of each loan application and make appropriate credit judgments.

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

                                                        YEAR ENDED JUNE 30,
                                                      -----------------------
                                                      1999     1998     1997
                                                      -----    -----    -----
Full................................................   67.9%    56.2%    50.5%
Stated Income.......................................   31.6     43.1     48.8
Lite................................................    0.5      0.7      0.7
                                                      -----    -----    -----
                                                      100.0%   100.0%   100.0%
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

                           UNDERWRITING GUIDELINES(1)

                              A+ RISK               A-- RISK                B RISK                 C+ RISK
                       ---------------------  ---------------------  ---------------------  ---------------------
Existing Mortgage....  One 30-day late        Maximum of three       Maximum of four        No more than one
                       payment in the last    30-day late payments   30-day late payments   90-day late payment
                       12 months.             in the last 12         within the last 12     in the last 12
                                              months.                months allowed if LTV  months.
                                                                     is greater than 80%.
                                                                     Maximum four 30-day
                                                                     late payments; or,
                                                                     two 30-day late less.
                                                                     payments and one
                                                                     60-day late payment
                                                                     in the last 12 months
                                                                     if LTV is 80% or
                                                                     less.
Other Credit.........  Very good to           Very good credit       Generally good credit  Some significant
                       excellent credit       history within the     within the last 12     derogatory credit in
                       within the last 24     last 12 months. Minor  months. Some late      the past 12 months.
                       months. Minor late     late payments (not     payments (not more     Generally,
                       payments (not more     more than 60 days)     than 90 days) may be   collections and
                       than 30 days) may be   may be allowed on a    allowed.               chargeoffs not more
                       allowed on a limited   limited basis.                                than $2,000 may
                       basis.                                                               remain open after
                                                                                            closing.
Bankruptcy filings...  Generally, no          Generally, no          Generally, no          Chapter 7 bankruptcy
                       bankruptcy filings in  bankruptcy filings in  bankruptcy filings in  must have been
                       the last two years.    the last two years.    the last two years.    discharged at least
                                                                                            12 months prior to
                                                                                            application. Chapter
                                                                                            13 Bankruptcy must
                                                                                            have been filed for
                                                                                            at least 18 months
                                                                                            and borrower must
                                                                                            have paid according
                                                                                            to the Chapter 13
                                                                                            Plan. Chapter 13
                                                                                            Bankruptcy must be
                                                                                            paid or discharged at
                                                                                            closing.
Debt service-to-       50%                    50%                    55%                    55%
  income ratio.......
Maximum LTV(2).......  90%                    90%                    85%                    80%

                              C RISK                C-- RISK
                       ---------------------  ---------------------
Existing Mortgage....  No more than one       Unlimited 30- and
                       120-day late payment   60-day late payments
                       within the last 12     and a maximum of one
                       months.                150-day late payment
                                              if LTV is greater
                                              than 65%, maximum one
                                              180-day late payment
                                              if LTV is less than
                                              65%. Delinquencies
                                              more than 180 days
                                              may be allowed if LTV
                                              is less than 60%.
Other Credit.........  Frequent derogatory    Significant credit
                       consumer credit.       defaults.
Bankruptcy filings...  Chapter 7 Bankruptcy   Current Bankruptcy.
                       must have been         Bankruptcy allowed on
                       discharged at least    a case by case basis;
                       six months prior to    Bankruptcy must be
                       application. Chapter   paid or discharged at
                       13 Bankruptcy must     closing.
                       have been filed for
                       at least 12 months
                       and borrower must
                       have paid according
                       to the Chapter 13
                       Plan. Chapter 13
                       Bankruptcy must be
                       paid or discharged at
                       closing.
Debt service-to-       60%                    60%
  income ratio.......
Maximum LTV(2).......  70%                    70%

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

     The Company evaluates its Underwriting Guidelines on an ongoing basis and periodically modifies the Underwriting Guidelines to reflect the Company's current assessment of various issues related to an underwriting analysis. In addition, the Company adopts underwriting guidelines appropriate to new loan products.

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

     Wholesale Prime Division Quality Control

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

     The Company's underwriting standards for purchase money or rate/term refinance mortgage loans secured by one- to two-family primary residences generally allow loan-to-value ratios at origination of up to 95% for mortgage loans with original principal balances of up to $400,000, up to 90% for mortgage loans secured by one- to four-family primary residences with original principal balances of up to $500,000 and up to 80% for mortgage loans with original principal balances up to $1,000,000. The loan-to-value ratio for super jumbos generally may not exceed 60%. For cash-out refinance mortgage loans, the maximum loan-to-value ratio generally is 80%, and the maximum "cash out" amount permitted is based in part on the original amount of the related mortgage loan.

     The Company's underwriting standards for mortgage loans secured by investment properties generally allow loan-to-value ratios at origination of up to 90% for mortgage loans with original principal balances up to $400,000 on no cash-out and purchase transactions. On a cash-out refinance mortgage loan, the loan-to-value is reduced up to 80% with an original principal balance up to $350,000 with a maximum cash-out of $150,000. The Company's underwriting standards permit mortgage loans secured by investment properties to have higher original principal balances if they have lower loan-to-value ratios at origination.

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

     The Company also examines a prospective borrower's credit report. Generally, each credit report provides a credit score for the borrower. Credit scores generally are available from three major credit bureaus: TRW, Equifax and Trans Union. The Company attempts to obtain for each borrower a credit score from each credit bureau. If three credit scores are obtained, the Company applies the lowest middle score of all the borrowers. If two scores are obtained, the Company applies the lower score of all the borrowers. These scores estimate, on a relative basis, which mortgage loans are most likely to default in the future. Lower scores imply higher default risk relative to a higher score. Credit scores are empirically derived from historical credit bureau data and represent a numerical weighing of a borrower's credit characteristics over a two-year period. A credit score is generated through the statistical analysis of a number of credit-related characteristics or variables. Common characteristics include number of credit lines, payment history, past delinquencies, severity of delinquencies, current levels of indebtedness, types of credit and length of credit history. Attributes are the specific values of each characteristic. A scorecard (the model) is created with weights or points assigned to each attribute. An individual mortgage loan applicant's credit score is derived by summing together the attribute weights for that applicant. Generally, the wholesale prime operations do not originate mortgages where the borrower's credit score is less than 620.

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

     Under the limited documentation program, certain credit underwriting documentation concerning income or income verification and/or employment verification and assets or assets verification is waived. The limited documentation program underwriting places more emphasis on the value of the mortgaged property as collateral and other assets of the borrower than on credit underwriting. Mortgage loans underwritten using the limited documentation program are limited to borrowers with credit histories that demonstrate an established ability to repay indebtedness in a timely fashion. Under the limited documentation program, a prospective borrower is required to have a minimum credit score of 620. Mortgage loans originated and acquired with limited documentation include cash-out refinance loans, super jumbos and mortgage loans secured by investor-owned properties. Permitted maximum loan-to-value ratios (including secondary financing) under the limited documentation program, which range up to 80%, are more restrictive than mortgage loans originated with full documentation or alternative documentation.

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

     Exceptions. On a case-by-case basis, the Company's underwriters may determine that the prospective borrower warrants an exception from its underwriting guidelines. Such exceptions may include a debt service-to-income ratio exception, a loan-to-value exception or an exception from certain documentation requirements of a particular mortgage loan program. An exception may generally be allowed if the application reflects certain compensating factors, including among others: a high credit score; a low loan-to-value ratio; cash reserves; stable employment; and the length of residence in the subject property. Accordingly, the Company may classify certain mortgage loan applications into a more extensive documentation program than other mortgage loan applications that, in the absence of such compensating factors, would only satisfy the criteria of a less extensive documentation program and may fund mortgage loans that do not satisfy all of the criteria discussed above for any particular documentation program.

LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

     The following tables set forth information concerning the Company's loan production by borrower risk classification for the years ended June 30, 1999, 1998 and 1997.

                                                           YEAR ENDED JUNE 30, 1999
                                   -------------------------------------------------------------------------
                                                                                                 WEIGHTED
                                                                        WEIGHTED                  AVERAGE
                                   PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                     AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
          CREDIT RATING            ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
          -------------            ----------   ------------   ------   --------   ---------   -------------
                                                            (DOLLARS IN THOUSANDS)
Subprime Loans:
Adjustable Rate (6-Month LIBOR):
A+...............................  $   37,468       47.6%        254       9.1%       6.1%         78.4%
A-...............................      19,888       25.3         142       9.3%       6.2%         80.3%
B................................      13,825       17.6         119       9.4%       6.4%         75.6%
C+...............................       4,691        5.9          53      10.2%       6.9%         69.3%
C................................       2,163        2.7          23      11.5%       7.4%         65.3%
C-...............................         694        0.9          10      11.1%       7.1%         62.9%
                                   ----------      -----       ------
                                   $   78,729      100.0%        601       9.4%       6.2%         77.3%
                                   ==========      =====       ======
Fixed/Adjustable Rate
(2-Year, 3-Year, 5-Year)
A+...............................  $  275,041       39.2%      2,125       9.1%       5.9%         79.5%
A-...............................     165,103       23.6       1,395       9.7%       6.1%         79.7%
B................................     165,102       23.5       1,658      10.0%       6.3%         75.4%
C+...............................      65,670        9.4         839      10.8%       6.8%         70.0%
C................................      25,854        3.7         370      11.8%       7.3%         64.6%
C-...............................       4,236        0.6          73      12.9%       7.5%         60.8%
                                   ----------      -----       ------
                                   $  701,006      100.0%      6,460       9.8%       6.2%         77.0%
                                   ==========      =====       ======
Fixed/Adjustable Rate
(15-Year, 30-Year)
A+...............................  $   86,156       46.2%        844       9.4%        --          74.2%
A-...............................      44,247       23.8         474       9.9%        --          75.4%
B................................      38,475       20.6         519      10.5%        --          72.1%
C+...............................      12,847        6.9         227      11.6%        --          68.0%
C................................       4,109        2.2          90      12.5%        --          62.0%
C-...............................         516        0.3          12      12.3%        --          64.6%
                                   ----------      -----       ------
                                   $  186,350      100.0%      2,166      10.0%        --          73.3%
                                   ==========      =====       ======
Other:
Prime Mortgage Loans.............  $  360,445       97.6%      1,968       7.2%        --          68.8%
CLTV 125 Mortgage Loans..........       1,375        0.4          36      13.5%        --          32.0%
Other Mortgage Loans.............       7,670        2.0          58        --         --            --
                                   ----------      -----       ------
                                   $  369,490      100.0%      2,062       7.2%        --          68.4%
                                   ----------      =====       ------
                                   $1,335,575                  11,289      8.8%        --          73.6%
                                   ==========                  ======

                                                            YEAR ENDED JUNE 30, 1998
                                    -------------------------------------------------------------------------
                                                                                                  WEIGHTED
                                                                         WEIGHTED                  AVERAGE
                                    PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                      AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
          CREDIT RATING             ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
          -------------             ----------   ------------   ------   --------   ---------   -------------
                                                             (DOLLARS IN THOUSANDS)
Subprime Loans:
Adjustable Rate (6-Month LIBOR):
A+................................   $ 42,320        42.1%        286       9.1%       5.6%         76.0%
A-................................     22,249        22.1         169       9.5%       6.2%         78.3%
B.................................     20,170        20.0         179       9.8%       6.5%         75.0%
C+................................      6,308         6.3          62      10.6%       6.9%         69.9%
C.................................      4,424         4.4          51      11.2%       7.5%         67.1%
C-................................      5,130         5.1          69      12.5%       7.7%         62.1%
                                     --------       -----       -----
                                     $100,601       100.0%        816       9.7%       6.3%         74.8%
                                     ========       =====       =====
Fixed/Adjustable Rate
(2-Year, 5-Year)
A+................................   $239,460        42.6%      1,870       8.9%       5.9%         77.6%
A-................................    123,913        22.0       1,133       9.6%       6.2%         77.3%
B.................................    126,007        22.4       1,348       9.9%       6.3%         73.9%
C+................................     38,283         6.8         543      10.9%       6.9%         69.8%
C.................................     13,517         2.4         227      12.3%       7.4%         64.4%
C-................................     21,211         3.8         309      12.8%       7.6%         61.3%
                                     --------       -----       -----
                                     $562,391       100.0%      5,430       9.6%       6.2%         75.3%
                                     ========       =====       =====
Fixed Rate
(15-Year, 30-Year)
A+................................   $ 41,513        43.7%        501       9.4%        --          71.5%
A-................................     21,256        22.4         294      10.1%        --          71.5%
B.................................     20,195        21.3         313      10.7%        --          71.2%
C+................................      7,137         7.5         152      11.5%        --          66.0%
C.................................      1,940         2.0          50      13.2%        --          59.4%
C-................................      2,943         3.1          58      13.5%        --          59.4%
                                     --------       -----       -----
                                     $ 94,984       100.0%      1,368      10.2%        --          70.4%
                                     ========       =====       =====
Other
Prime Mortgage Loans(3)...........   $ 26,716        87.6%        188       7.6%        --          72.8%
LTV125 Mortgage Loans.............      3,787        12.4          95      13.5%        --          35.5%
                                     --------       -----       -----
                                     $ 30,503       100.0%        283       8.3%        --          70.4%
                                     ========       =====       =====
                                     $788,479                   7,897       9.7%       6.2%         74.4%
                                     ========                   =====

---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two, three or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

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

(3) The Company's wholesale prime operations commenced in the quarter ended March 1998 and also includes MortgageLogic.com, Inc., the Company's wholly owned subsidiary which was acquired in February 1999. In general, the credit guidelines for prime mortgage loans exceeds the credit ratings for the Company's subprime mortgage loans, and the borrower's credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC.

                                                            YEAR ENDED JUNE 30, 1997
                                    -------------------------------------------------------------------------
                                                                                                  WEIGHTED
                                                                         WEIGHTED                  AVERAGE
                                    PRINCIPAL        % OF       NUMBER   AVERAGE    WEIGHTED       INITIAL
                                      AMOUNT        TOTAL         OF     INTEREST    AVERAGE    LOAN-TO-VALUE
          CREDIT RATING             ORIGINATED   ORIGINATIONS   LOANS    RATE(1)    MARGIN(2)       RATIO
          -------------             ----------   ------------   ------   --------   ---------   -------------
                                                             (DOLLARS IN THOUSANDS)
Subprime Loans:

Adjustable Rate (6-Month LIBOR):
A+................................   $ 21,238        19.1%        181       8.0%       6.0%         71.4%
A-................................     32,913        29.7         280       8.5%       6.2%         72.6%
B.................................     24,915        22.5         236       9.0%       6.6%         72.4%
C+................................     16,481        14.9         179      10.0%       6.7%         68.8%
C.................................      9,398         8.5         114      10.9%       7.3%         63.0%
C-................................      5,925         5.3          76      12.7%       8.0%         59.3%
                                     --------       -----       -----
                                     $110,870       100.0%      1,066       9.2%       6.5%         70.2%
                                     ========       =====       =====
Fixed/Adjustable Rate
(2-Year, 5-Year)
A+................................   $116,138        36.4%        927       8.5%       6.1%         71.8%
A-................................     82,402        25.8         708       9.2%       6.2%         71.9%
B.................................     60,570        18.9         613       9.7%       6.5%         71.0%
C+................................     32,031        10.0         416      10.8%       6.9%         67.3%
C.................................     16,790         5.2         271      11.9%       7.2%         63.6%
C-................................     11,997         3.7         189      12.4%       7.6%         57.7%
                                     --------       -----       -----
                                     $319,928       100.0%      3,124       9.5%       6.4%         70.2%
                                     ========       =====       =====
Fixed Rate
(15-Year, 30-Year)
A+................................   $ 26,249        31.2%        299       9.6%        --          64.2%
A-................................     27,110        32.3         347      10.1%        --          66.4%
B.................................     14,980        17.9         225      10.9%        --          68.3%
C+................................      8,529        10.2         177      11.8%        --          66.9%
C.................................      4,373         5.2         107      13.2%        --          63.5%
C-................................      2,662         3.2          54      13.6%        --          57.9%
                                     --------       -----       -----
                                     $ 83,903       100.0%      1,209      10.5%        --          65.7%
                                     ========       =====       =====
Small Commercial(3)...............   $ 17,920                      26       9.8%        --          63.8%
                                     ========                   =====
                                     $532,621                   5,425       9.6%       6.4%         69.3%
                                     ========                   =====

---------------
(1) Each fixed rate loan bears interest at a fixed rate set on its date of funding and lasting through the term of the loan. Loans bearing interest at the adjustable rate adjust every six months to a new rate through the term of the loan. The weighted average interest rate for loans bearing interest at an adjustable rate is the weighted average of the rates of such loans during the initial six month period. Loans bearing interest at the fixed/adjustable rate bear interest at a fixed rate for an initial period commencing on the date of funding (e.g., two, three or five years) and thereafter adjust to new rates every six months for the remaining term of the loans. The weighted average interest rate for loans bearing interest at a fixed/adjustable rate is the weighted average of the rates of such loans during the initial period.

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

TECHNOLOGY

     The Company utilizes computer technology to maximize its loan originations. The Company has established a wide area network and is in the process of linking most of the Company's account executives to the Company's computer systems. Through this network, it is expected that an account executive will receive daily status reports regarding pending loans so that he or she can direct efforts to those cases that require attention to complete the processing. Certain account executives, who are not on the network, receive the same data by daily fax communication. The Company has established an Internet website through which brokers and interested parties may access information about the Company's prime wholesale operations and its products. In addition, the Company has reserved the domain name for the Company's main website, which is currently under development. The Company's website addresses are http://www.simpleusa.com, http://www.bncloans.com, http://www.mortgagelogic.com. and http://www.bncmortgage.com.

     The Company makes extensive use of computer technology in its underwriting process. Each loan application file is computerized so that it can be accessed immediately by the appropriate persons, thereby eliminating delay that would be caused by not having physical access to the file. See "-- Management Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000" for a discussion of its Year 2000 plans.

FINANCING AND SALE OF LOANS

  Warehouse Facilities

     Since August 1995, the Company has funded its business primarily through a warehouse line of credit with DLJ Mortgage Capital, Inc. ("DLJ") under which it has borrowed money to finance the origination of loans. The current warehouse line of credit with DLJ (the "DLJ Facility") provides a $150.0 million warehouse line of credit to the Company. Borrowings under the DLJ Facility bear an interest rate of the Federal Funds rate plus 100 basis points. The interest rate is subject to increase based on the length of time loans are held by the Company, and that DLJ receives a security interest on all loans, and other rights in connection therewith, originated by the Company. Any loan not purchased by DLJ is not allowed to remain on the warehouse line for more than nine months. The term of the DLJ Facility is until March 2000.

     The DLJ Facility further provides that DLJ does not have the exclusive right to purchase loans from the Company. The Company has no obligation to sell any loans to DLJ, and DLJ has no obligation to purchase any loans from the Company.

     In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. This line of credit matures and is subject to renewal on February 1, 2000.

     In March 1999, the Company entered into a warehouse line of credit with Residential Funding Corporation ("RFC"), which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. This line of credit matures and is subject to renewal on March 1, 2000.

     MortgageLogic.com, Inc. entered into an uncommitted master repurchase credit agreement with PaineWebber Real Estate Securities ("PWRS"), which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit at interest rates and terms that are consistent with management's objectives.

  Loan Sales

     The Company follows a strategy of selling for cash substantially all of its loan originations through loan sales in which the Company disposes of its entire economic interest in the loans for a cash price that represents a premium over the principal balance of the loans sold. The Company sold $1.3 billion, $744.4 million and $519.9 million of loans through loan sales during the years ended June 30, 1999, 1998 and 1997, respectively. Loan sales are typically made monthly. The Company did not sell any loans directly through securitizations during these periods.

     DLJ has purchased, and it is contemplated that it may continue to purchase, loans under the Master Loan Purchase Agreement with a view towards securitization or other resale transactions in the secondary mortgage market. Since substantially all of the loans historically purchased by DLJ under the master repurchase agreement have been resold by DLJ to institutional purchasers generally within 48 hours of the initial purchase from the Company, DLJ has agreed to allow the Company to assist it in the marketing of loans so resold by DLJ. Prior to the purchase of the loans by DLJ under the Master Loan Purchase Agreement, the Company undertakes a process to identify the institutional purchasers who will immediately buy the subject loans from DLJ. This program utilizes a competitive bidding process typically involving two to four potential purchasers (including Wall Street firms, financial institutions and conduits, along with other institutional purchasers) who in most cases have purchased similar resold loans from DLJ in the past. The successful bidder is committed to a minimum quantity of loans at a determined price, and is generally granted the option to purchase more than the minimum quantity at a negotiated price. DLJ then agrees to pay the Company the determined price, minus a certain number of basis points, which represents DLJ's fees. Under the Master Loan Purchase Agreement, DLJ will receive no fees in connection with any such purchases through March 10, 1999 and may receive 12.5 basis points through March 10, 2000 if DLJ assists in the marketing of the loans. As a result of this agreement, management is able to directly control the sales process of its loans in an effort to obtain more favorable pricing and other terms. A successful bidder is not obligated to purchase loans other than those to which its bid applies. During the years ended June 30, 1999, 1998 and 1997, the Company sold loans to DLJ having an aggregate principal balance of $612.3 million, $727.1 million and $473.7 million, respectively. For the years ended June 30, 1998 and 1997, an aggregate of $2.2 million and $2.1 million, was paid to DLJ as fees pursuant to the Master Loan Purchase Agreement. There were no fees paid to DLJ for the year ended June 30, 1999 pursuant to the Master Loan Purchase Agreement.

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

     Cash gain on sale of mortgage loans represented 65.9%,68.6% and 66.7% of the Company's total revenues for the years ended June 30, 1999, 1998 and 1997, respectively. The Company maximizes its cash gain on sale of mortgage loan revenue by closely monitoring institutional purchasers' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher rates.

     Loan sales are made to various institutional purchasers on a non-recourse basis pursuant to purchase and sales agreements containing customary representations and warranties by the Company regarding the underwriting criteria and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. Any claims asserted against the Company in the future by its loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations and financial condition. In addition, any material repurchase or substitution may have an adverse effect on the market for and pricing of the Company's loans. Since the Company commenced operations in August 1995 through June 30, 1999, the Company has repurchased loans with an aggregate principal balance of $2.5 million sold to various institutional purchasers due to breaches of representations and warranties, fraudulent misrepresentations or borrower default in the first month.

     The Company has entered into a forward loan sale contract with an investment bank under which it has committed to deliver $361.8 million in loans originated during the period from February 1999 to July 1999. At June 30, 1999, $284.9 million in loans had been delivered under this commitment and the balance was delivered subsequent to year end. The price received under the commitment includes adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold.

     In June 1998, the Company entered into a $50.0 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to "IFC". The forward sales commitment is for a 12 month period and provides an option to increase the commitment to $100.0 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At June 30, 1999, $20.8 million loans had been sold under this commitment.

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

COMPETITION

     The Company faces intense competition in the business of originating and selling mortgage loans. The Company's competitors in the industry include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Many of these entities are substantially larger and have considerably greater financial, technical and marketing resources than the Company. With respect to other mortgage banking and specialty finance companies, there are many larger companies that focus on the same types of mortgage loans with which the Company directly competes for product. From time to time, one or more of these companies may be dominant in the origination and sale of non-conforming and conforming mortgage loans. In addition, many financial services organizations that are much larger than the Company have formed national loan origination networks offering loan products that are substantially similar to the Company's loan programs. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its competitors on the sale of non-conforming loans could attract additional competitors into this market. Additional competition may lower the rates the Company can charge borrowers, thereby potentially lowering gain on future loan sales and future securitizations. The Company may in the future also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by FNMA, FHLMC, or Government National Mortgage Association ("GNMA") to include non-conforming mortgages, particularly those in the "Alt A" category, which constitute a significant portion of the Company's loan production. For example, FHLMC has entered, on a limited basis, the non-conforming mortgage market (not including subprime loans). Entries of such government-sponsored entities into the non-conforming market may have an adverse effect on loan yields on mortgage loans originated by the Company and reduce or eliminate premiums on loan sales. To the extent any of these competitors significantly expand their activities in the Company's market, the Company could be materially adversely affected. Fluctuations in interest rates and general economic conditions may also affect the Company's competition. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit the Company's customers to refinance their loans.

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

     The Company is also subject to the Homeownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $435, or (ii) an annual percentage rate of more than ten percent points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features.

     The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA") and Regulation B promulgated thereunder, the Fair Credit Reporting Act, as amended, the Real Estate Settlement Procedures Act of 1975, as amended, and the Home Mortgage Disclosure Act of 1975, as amended. ECOA prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. Regulation B restricts creditors from requesting certain types of information from loan applicants. The Fair Credit Reporting Act, as amended, requires lenders, among other things, to supply an applicant with certain information if the lender denied the applicant credit. RESPA mandates certain disclosure concerning settlement fees and charges, escrow account establishment and maintenance, and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1997, the Company must file an annual report with the Department of Housing and Urban Development ("HUD") pursuant to the Home Mortgage Disclosure Act, which requires the collection and reporting of statistical data concerning loan transactions.

     In October 1997, HUD issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. In July 1998, HUD and the Board of Governors of the Federal Reserve System delivered to Congress a joint report containing legislative proposals to reform RESPA and TILA. This report proposed an exemption from the fee restrictions of RESPA for mortgage brokers that offer a package of settlement services for mortgage loans at a guaranteed price and follow other requirements. In March 1999, HUD issued a policy statement setting forth its position on lender-paid broker compensation under RESPA. In the policy statement, HUD asserts that lender payments to mortgage brokers are not per se illegal, but rather must be analyzed on a case-by-case basis. In determining whether lender-paid compensation is permissible under RESPA, the policy statement sets forth a two-part test: (i) whether the broker actually provided compensable goods, facilities or services and (ii) whether the broker's total compensation is reasonably related to the value of the goods, facilities or services it provided. In the policy statement, HUD also stated that legislation to improve RESPA is needed and that a reform package along the lines specified in the HUD and Federal Reserve Board report remains the most effective way to resolve the legal uncertainties under that statute. It is unknown at this time whether HUD's October 1997 proposal or reform legislation will be adopted.

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

EMPLOYEES

     At June 30, 1999, the Company employed 415 persons. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

NO ASSURANCE OF PLANNED GROWTH; INABILITY OF THE COMPANY TO GROW COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS

     The Company's total revenues and net income have grown significantly since inception, primarily due to increased mortgage loan origination and sales activities. The Company intends to continue to pursue a growth strategy for the foreseeable future. Since the Company expects recent higher levels of mortgage broker compensation, which reduce the cash gain on sale of mortgage loans, to continue for the year ending June 30, 2000 and possibly thereafter, the Company believes that its future operating results will depend largely upon its ability to expand its mortgage origination and sales activities, and, in particular, increased penetration in existing markets. While the Company plans to continue its growth of loan originations through the expansion of its wholesale operations, these plans require additional personnel and assets. There can be no assurance that the Company will be able to successfully expand and operate its wholesale operations and programs profitably. It also is expected that such expansion plans will result in a substantial increase in operating expenses in the short-run. Furthermore, since management expects that there will be a time lag between the expenditure of such monies and the receipt of any revenues from such expansion efforts, the Company's results of operations may be adversely affected in the short-run. There can be no assurance that the Company will anticipate and respond effectively to all of the changing demands that its expanding operations will have on the Company's management, information and operating systems, and the failure to adapt its systems could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will successfully achieve its planned expansion or, if achieved, that the expansion will result in profitable operations.

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

DISCONTINUANCE OF WAREHOUSE LINE OF CREDIT ARRANGEMENTS WITH DLJ COULD ADVERSELY AFFECT THE COMPANY'S OPERATING RESULTS

     The Company commenced operations in August 1995 and prior to its initial public offering in March 1998 benefitted from its relationship with DLJ. Since commencement of operations, DLJ has provided the Company with a warehouse line of credit to fund loan production which was the only financing facility the Company used prior to its initial public offering. The Company is substantially dependent upon its access to warehouse lines of credit and other lending facilities in order to fund loan originations.

     The DLJ Facility provides the Company with a $150.0 million line of credit which expires in March 2000. The interest rate of the DLJ Facility bore interest at the federal funds rate plus 50 basis points until March 1999 and thereafter the rate is the federal funds rate plus 100 basis points. It is expected that the DLJ Facility will not be extended beyond the modified term. The Company has obtained and continues to seek to obtain additional and alternative sources of financing on favorable terms to decrease its reliance on DLJ. The Company currently has a $50.0 million committed warehouse line of credit with Bank United which is subject to renewal on February 1, 2000 and a $50.0 million committed warehouse line of credit with RFC which is subject to renewal on March 1, 2000. In addition, MortgageLogic.com, Inc. has entered into an uncommitted master repurchase credit agreement with PWRS, which provides for borrowings up to $50.0 million. The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit, Any failure by it's lenders to continue to provide financing or the Company's failure to obtain adequate funding under any additional or alternative facilities, on favorable terms or otherwise, could cause the Company to curtail loan origination activities, which would result in a decline in revenues, the effect of which could have a material adverse effect on the Company's operations.

SUBSTANTIAL DEPENDENCE ON INSTITUTIONAL PURCHASERS

     Gain on sales of loans represents the primary source of the Company's revenues and net income. The Company relies almost entirely on proceeds from loan sales to generate cash for repayment of borrowings under the Company's warehouse facilities. The Company has entered into a number of transactions with three financial institutions which account for more than 10% of the Company's loan sales. For the year ended June 30, 1999, the three institutions purchased $612.3 million, $150.2 million and $134.3 million which accounted for 47.1%, 11.6% and 10.3% of the Company's loan sales. For the year ended June 30, 1998, DLJ purchased substantially all of the Company's loan production. The Company sells its loan production to institutional purchasers in the secondary market. There can be no assurance that such institutional purchasers will continue to purchase loans originated by the Company at previous levels or at all, or will be willing to purchase such loans on terms under which they had historically purchased the Company's loans. The loss of any of such investors may have a material adverse effect on the Company operations. In addition, the failure by the Company to timely sell its loans would expose the Company to interest rate fluctuations and greater risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. The failure of the Company to negotiate favorable terms for its loan sales would adversely affect the Company's revenues.

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

SUBSTANTIAL RISKS RELATED TO LENDING TO LOWER CREDIT GRADE BORROWERS

     The Company's primary focus is lending in the subprime mortgage banking industry, which means that the Company focuses the substantial portion of its marketing efforts on borrowers who may be unable to obtain mortgage financing from conventional mortgage sources. Approximately 5.6% of the total principal amount of subprime loans originated by the Company during the year ended June 30, 1999 were to borrowers with a Company risk classification of "C--," which includes borrowers with numerous derogatory credit items up to and including a bankruptcy in the most recent 12-month period. In addition, for the year ended June 30, 1999, approximately 31.6% of the Company's total subprime loan originations were made under its "Stated Income Documentation" program pursuant to which the Company does not require any income documentation. As a result, the Company does not independently verify in writing the accuracy of the stated income of such borrowers on their mortgage loan applications which may subject the Company to a greater risk of borrower misrepresentations. Also, an undeterminable percentage of the Company's subprime loans and non-conforming loans are made based on exceptions to the Company's underwriting guidelines; any exception may cause a borrower to be placed in a more favorable borrower risk classification and thereby be provided loan terms which such borrower may not have qualified for absent such exception. Loans made to such borrowers generally entail a higher risk of delinquency and higher losses than loans made to borrowers who utilize conventional mortgage sources. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Further, any material decline in real estate values increase the loan-to-value ratios of loans previously made by the Company, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans in the future. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including the Company, to fluctuate from quarter to quarter.

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

RISK OF COMPETITION FROM GOVERNMENT-SPONSORED ENTITIES

     In the future, the Company may also face competition from, among others, government-sponsored entities which may enter the non-conforming mortgage market. Existing or new loan purchase programs may be expanded by the FNMA, FHLMC, or GNMA to include non-conforming mortgages, particularly those in the "Alt A" category, which constitute a significant portion of the Company's loan production. For example, FHLMC announced it has entered, on a limited basis, the non-conforming mortgage market (not including subprime loans). Entries of such government-sponsored entities into the non- conforming market may have an adverse effect on loan yields on mortgage loans originated by the Company and reduce or eliminate premiums on loan sales.

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

     Adjustable-rate subprime loans originated by the Company amounted to $78.7 million and $100.6 million in principal amount during the years ended June 30, 1999 and 1998, respectively. Substantially all such adjustable-rate mortgage loans included a "teaser" rate, i.e., an initial interest rate significantly below the fully indexed interest rate at origination. Although these loans are underwritten at 1.0% above the initial or start rate at origination, borrowers may encounter financial difficulties as a result of increases in the interest rate over the life of the loan, which may adversely impact the performance of the Company's loans in the secondary market. Any sustained period of increased delinquencies, foreclosures or losses after the loans are sold could adversely affect the pricing of the Company's future loan sales and the ability of the Company to sell its loans in the future.

ELIMINATION OF LENDER PAYMENTS TO BROKERS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS

     Lawsuits have been filed against several mortgage lenders, not including the Company, alleging that such lenders have made certain payments to independent mortgage brokers in violation of RESPA. These lawsuits have generally been filed on behalf of a purported nationwide class of borrowers alleging that payments made by a lender to a broker in addition to payments made by the borrower to a broker are prohibited by RESPA and are therefore illegal. If these cases are resolved against the lenders, it may cause an industry-wide change in the way independent mortgage brokers are compensated. The Company's broker compensation programs permit such payments. The Company makes such payments in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the year ended June 30, 1999. Management expects this increased level of payments to continue for the year ending June 30, 2000 and possibly thereafter. Although the Company believes that its broker compensation programs comply with all applicable laws and are consistent with long-standing industry practice and regulatory interpretations, in the future new regulatory interpretations or judicial decisions may require the Company to change its broker compensation practices. Such a change may have a material adverse effect on the Company and the entire mortgage lending industry.

POTENTIAL ADVERSE EFFECT OF REPRESENTATIONS AND WARRANTIES IN LOAN SALES

     The Company typically makes whole loan sales to various institutional purchasers on a non-recourse basis pursuant to Loan Purchase and Sales Agreements containing customary representations and warranties by the Company regarding the underwriting criteria and the origination process. The Company, therefore, may be required to repurchase or substitute loans in the event of a breach of it's representations or warranties to the institutional purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. In an environment of rapid whole loan sales, the Company may not have substitute loans which are not previously committed for sale readily available in which case the Company would be required to effect a repurchase. During the years ended June 30, 1999, 1998 and 1997, the Company repurchased $2.3 million, $75,000 and $178,000 of loans, respectively. There can be no assurance that such repurchase levels will not substantially increase in future periods. Any claims asserted against the Company in the future by its loan purchasers may result in liabilities or legal expenses that could have a material adverse effect on the Company's results of operations and financial condition. In addition, any material repurchase or substitution of loans may have an adverse effect on the market for and pricing of the Company's loans.

DEPENDENCE ON A LIMITED NUMBER OF KEY PERSONNEL

     The Company's growth and development to date have been largely dependent upon the services of Evan R. Buckley, the Company's Chief Executive Officer, and Kelly W. Monahan, the Company's President. The loss of Messrs. Buckley's or Monahan's services for any reason could have a material adverse effect on the Company. The Company does not maintain key person life insurance on the lives of any of its employees. In addition, the Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

SUBSTANTIAL RISKS ASSOCIATED WITH FUTURE SECURITIZATIONS

     The Company may in the future sell loans through securitizations which involve substantial risks, including the following:

  Inability to Securitize Mortgage Loans

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

  Potential Recourse Against Company in Securitizations

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

  Value of Interest-only, Principal-only, Residual Interest and Subordinated Securities Subject to Fluctuation

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

  Risks Regarding Hedging

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

CONCENTRATION OF OPERATIONS MAY ADVERSELY AFFECT COMPANY OPERATIONS

     Approximately 46.55%, 30.0% and 36.9% of the dollar volume of loans originated by the Company during the years ended June 30, 1999, 1998 and 1997, respectively, were secured by properties located in California. No other state contained properties securing more than 10% of the dollar volume of loans originated by the Company during such periods, other than Illinois which accounted for 16.6% and 10.4% for the years ended June 30, 1998 and 1997, respectively, and Hawaii which accounted for 12.0% for the year ended June 30, 1997. Although the Company has a growing independent broker network outside of California, the Company is likely to continue to have a significant amount of its loan originations in California for the foreseeable future, primarily because California represents a significant portion of the national mortgage marketplace. Consequently, the Company's results of operations and financial condition are dependent upon general trends in the California economy and its residential real estate market. The California economy experienced a slowdown or recession in recent years that has been accompanied by a sustained decline in the California real estate market. Residential real estate market declines may adversely affect the values of the properties securing loans such that the principal balances of such loans will equal or exceed the value of the mortgaged properties.

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

COMPANY SUBJECT TO EXTENSIVE LEGISLATIVE AND REGULATORY RISKS

     The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subjected to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), ECOA, the Fair Credit Reporting Act of 1970, as amended, Real Estate Settlement Procedures Act and Regulation X, the Fair Housing Act, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of and examinations by HUD and state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, termination or suspension of servicing contracts without compensation to the servicer, demands for indemnifications or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     With respect to its conforming lending activities, lenders such as the Company are required annually to submit to FNMA and FHLMC audited financial statements, and each regulatory activity has its own financial requirements. The Company's affairs are also subject to examination by FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures.

     In October 1997, HUD issued proposed regulations regarding the treatment and disclosure of fees charged and collected by mortgage brokers providing certain safe harbors for the payment of fees by lenders to mortgage brokers and setting forth standards to determine whether payments to mortgage brokers violate RESPA. Whether such regulations will be adopted and the form and content of any final regulations is unknown. In July 1998, HUD and the Board of Governors of the Federal Reserve System delivered to Congress a joint report containing legislative proposals to reform RESPA and TILA. This report proposed an exemption from the fee restrictions of RESPA for mortgage brokers that offer a package of settlement services for mortgage loans at a guaranteed price and follow other requirements. In March 1999, HUD issued a policy statement setting forth its position on lender-paid broker compensation under RESPA. In the policy statement, HUD asserts that lender payments to mortgage brokers are not per se illegal, but rather must be analyzed on a case-by-case basis. In determining whether lender-paid compensation is permissible under RESPA, the policy statement sets forth a two-part test: (i) whether the broker actually provided compensable goods, facilities or services and (ii) whether the broker's total compensation is reasonably related to the value of the goods, facilities or services it provided. In the policy statement, HUD also stated that legislation to improve RESPA is needed and that a reform package along the lines specified in the HUD and Federal Reserve Board report remains the most effective way to resolve the legal uncertainties under that statute. It is unknown at this time whether HUD's October 1997 proposal or reform legislation will be adopted.

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

POSSIBLE NEED FOR ADDITIONAL EQUITY FINANCING

     The Company's primary operating cash requirements include the funding or payment of (i) loan originations, (ii) interest expense incurred on borrowings under warehouse lines of credit, (iii) income taxes, (iv) capital expenditures and (v) other operating and administrative expenses. The Company funds these cash requirements primarily through warehouse lines of credit and whole loan sales. In addition, if the Company conducts securitizations, it would require liquidity to fund its investments in "interest-only" and residual certificates and for fees and expenses incurred with securitizations. The Company's ability to implement its business strategy will depend upon its ability to establish alternative long-term financing arrangements (such as the facilities with Bank United, RFC and PWRS) with parties other than DLJ and obtain sufficient financing under warehouse facilities upon acceptable terms. There can be no assurance that such financing will be available to the Company on favorable terms, if at all. If such financing were not available or the Company's capital requirements exceed anticipated levels, then the Company would be required to obtain additional equity financing which would dilute the interests of the Company's stockholders. The Company cannot presently estimate the amount and timing of additional equity financing requirements because such requirements are tied to, among other things, the growth of the Company. If the Company were unable to raise such additional capital, its results of operations and financial condition would be adversely affected.

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

SIGNIFICANT INFLUENCE OF CURRENT MANAGEMENT

     The officers and directors of the Company beneficially own 36% of the outstanding Common Stock of the Company. As a result, the Company's current management through its stock ownership and otherwise is able to exert significant influence over the business and affairs of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has been in the past and could be in the future subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' estimates, general conditions in the speciality finance industry and other factors. For example, on July 20, 1998 the price per share was $10.875 and on March 16, 1999 it was $4.4375. In addition, for example, companies engaging in securitizations record non-cash gain on sale of mortgage loans from the revenue expected to be obtained from retained residual interests in future payments on the loans. Realization of cash from these residual interests is subject to the timing and ultimate realization of cash flows associated therewith, which in turn is affected by the prepayment and loss characteristics of the underlying loans. Several specialty finance companies recently have been required to "write-down" the value of their retained interests, and therefore reduce or eliminate reported earnings, largely as a result of a higher than anticipated level of prepayments on the underlying loans which has materially adversely affected their stock prices. Stock prices of other specialty finance companies that utilize more conservative assumptions in recording non-cash gain on sale and those, such as the Company, that sell whole loans for cash and do not engage in material securitization activities, also have been adversely impacted by these developments. There can be no assurance the future market price of the Company's Common Stock will not be adversely impacted by the results of operation of, and market reactions to, other specialty finance companies. Furthermore, in September 1998, the Company initiated a stock repurchase program pursuant to which it has, as of September 15, 1999, repurchased 833,629 shares of Common Stock ranging from $4.50 to $7.125 per share at a total cost of approximately $4.5 million.

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

ISSUANCE OF PREFERRED STOCK MAY ADVERSELY AFFECT HOLDERS OF COMMON STOCK

     The Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, of which 570,000 has been designated Series A Junior Participating Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any further vote or action by the stockholders. The terms and conditions of the Series A Junior Preferred Stock could have the effect of delaying, deferring or preventing a hostile changed in control of the Company. Although at present the Company has no plans to issue any of the Preferred Stock, the Preferred Stock could be issued with voting, liquidation, dividend and other rights superior to the rights of the Common Stock. The issuance of Preferred Stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF THE COMPANY'S COMMON STOCK

     The sales of substantial amounts of the Company's Common Stock in the public market or the prospect of such sales could materially and adversely affect the market price of the Common Stock. As of September 15, 1999, the Company had outstanding 5,042,350 shares of Common Stock. Shares of Common Stock held by affiliates are restricted in nature and are saleable to the extent permitted pursuant to Rule 144 under the Securities Act. The Company's 1997 Stock Option, Deferred Stock and Restricted Stock Plan (the "Stock Option Plan") authorizes the grant of options to purchase, and awards of, 800,000 shares; of this amount, options to acquire 163,265 shares of Common Stock have been granted at a per share exercise price of $6.10; options to acquire 447,402 shares of Common Stock have been granted at a per share exercise of $9.50; options to acquire 2,000 shares of Common Stock at per share exercise price of $10.50; options to acquire 65,000 shares of Common Stock at a per share exercise price of $5.75; options to acquire 15,000 shares of Common Stock at a per share exercise price of $6.0625 and 12,500 options to acquire shares of Common Stock have been granted at a per share exercise price of $11.00. The Company has to registered under the Securities Act shares reserved for issuance pursuant to the Stock Option Plan. In addition, in connection, with the Company's initial public offering, the representatives of the underwriters were sold Representatives' Warrants evidencing the right to purchase from the Company up to 317,319 shares of Common Stock at an exercise price of $10.45 per share. The holders of the Representatives' Warrants are entitled to certain registration rights.

ITEM 2. PROPERTIES

     The Company's executive and administrative offices are located at 1063 McGaw Avenue, Irvine, California 92614, which consists of approximately 54,768 square feet. The lease on the premises expires on November 30, 2002 and the current monthly rent is approximately $71,200.

     The Company also leases space for its other offices. As of June 30, 1999, these facilities aggregate approximately 66,990 square feet, with monthly aggregate base rental of approximately $102,403. The terms of these leases vary as to duration and rent escalation provisions. In general, the leases expire between October 1999 and March 2003 and provide for rent escalations tied to either increases in the lessor's operating expenses or fluctuations in the consumer price index in the relevant geographical area.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the quarter ended June 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In March 10, 1998 the Company's common stock began trading under the symbol BNCM on the NASDAQ National Market. The initial public offering of 3,173,196 shares of common stock at $9.50 per share on March 10, 1998. On March 11, 1998, the underwriters purchased an additional 475,979 shares of common stock at a price of $9.50 per share following their exercise of the over allotment option, resulting in a total of 3,649,175 shares sold in the initial public offering (the "Offering"). The Company received net proceeds of $16,199,000 from the Offering. As of June 30, 1999 of these proceeds, approximately $6.7 million was used to fund loan originations, and the remaining balance has been invested in short term investments.

     In connection with the Offering, warrants were issued to the representatives of the underwriters to purchase up to 317,319 additional shares of common stock at an exercise price of $10.45 per share, exercisable over a period of four years, commencing one year from March 10, 1998. As of June 30, 1999, the Company had 5,092,350 shares of common stock outstanding.

     As of April 6, 1999, the Company's Board of Directors authorized the Company to repurchase up to $5 million of the Company's common stock, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchase in compliance with rule 10b-18 under the Securities Exchange Act of 1934. As of September 15, 1999, the Company had repurchased 833,629 shares of common stock at a cost of $4.5 million.

     The follow table sets forth the range of high and low closing sale prices of the Company's Common Stock for the periods indicated:

                                                              HIGH        LOW
                                                              ----        ---
YEAR ENDED JUNE 30, 1999
Quarter ended: September 30, 1998...........................  $10 7/8     $ 6
Quarter ended: December 31, 1998............................  $ 6         $ 4 1/2
Quarter ended: March 31, 1999...............................  $ 6 11/16   $ 4 7/16
Quarter ended: June 30, 1999................................  $ 8 5/8     $ 4 1/2

YEAR ENDED JUNE 30, 1998
Period from March 10, 1998 to March 31, 1998(1).............  $13 1/8     $11 5/8
Quarter ended: June 30, 1998................................  $14 1/8     $10 5/8

---------------
(1) The effective date of the Company's initial public offering was March 10, 1998.

     No dividends have been paid on the Company's common stock. The Company does not anticipate paying dividends in the near future. Any decision made by the Company's Board of Directors to pay dividends in the future will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

     Stockholder Rights Plan. On October 13, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of Common Stock. The dividend distribution was made on October 26, 1998 payable to stockholders of record on that date. The Rights are attached to the Company's Common Stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 15 percent or more of the Company's Common Stock. Each Right will entitle stockholders to buy one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $25.00. If the Company is acquired in a merger or other transaction after a person has acquired 15 percent or more of Company outstanding Common Stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 15 percent or more of the

Company's Common Stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's Common Stock having a market value of twice such price. Following the acquisition by a person of 15 percent or more of the Company's Common Stock and before an acquisition of 50 percent or more of the Common Stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of Common Stock per Right. Before a person or group acquires beneficial ownership of 15 percent or more of the Company's Common Stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 26, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company.

     On September 15, 1999, the Company had approximately 16 stockholders of record, (including holders who are nominees for an undetermined number of beneficial owners) of its Common Stock.

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

                                                       YEAR ENDED JUNE 30,
                                        --------------------------------------------------
                                           1999          1998         1997         1996
                                        -----------    ---------    ---------    ---------
                                         (IN THOUSANDS EXCEPT PER SHARE DATA AND RATIOS)
STATEMENT OF OPERATIONS DATA
Revenues:
  Gain on sale of mortgage loans......  $   34,860     $ 30,458     $ 21,855     $  4,240
  Loan origination income.............       8,412        5,399        5,473        1,978
  Interest income.....................       8,167        7,860        5,182        1,960
  Other Income........................       1,473          676          250           52
                                        ----------     --------     --------     --------
          Total revenues..............      52,912       44,393       32,760        8,230
                                        ----------     --------     --------     --------
Expenses:
  Employees' salaries and
     commissions......................      24,394       18,828       11,052        3,624
  General and administrative
     expenses.........................      12,493        8,028        5,543        2,400
  Interest expense....................       5,608        5,486        3,693        1,452
                                        ----------     --------     --------     --------
          Total expenses..............      42,495       32,342       20,288        7,476
                                        ----------     --------     --------     --------
Income before taxes...................      10,417       12,051       12,472          754
Income tax expense....................       4,138        4,815        4,930          337
                                        ----------     --------     --------     --------
Net income............................  $    6,279     $  7,236     $  7,542     $    417
                                        ==========     ========     ========     ========
Net income per share:
  Basic...............................  $     1.14     $   1.55     $   1.80     $   0.14
                                        ==========     ========     ========     ========
  Diluted.............................  $     1.14     $   1.51     $   1.80     $   0.14
                                        ==========     ========     ========     ========
Shares used in computing net income
  per share:
  Basic...............................       5,502        4,654        4,187        2,892
                                        ==========     ========     ========     ========
  Diluted.............................       5,502        4,796        4,187        2,892
                                        ==========     ========     ========     ========
OPERATING STATISTICS
Loan originations:
Mortgage loan originations............  $1,335,575     $788,479     $532,621     $199,963
Whole loan sales......................  $1,274,335     $744,365     $519,909     $156,559
Average initial principal balance per
  loan................................  $      118     $    100     $     98     $    101
Gain on sale as a percentage of whole
  loan sales..........................         2.7%         4.1%         4.2%         2.7%

                                                          AS OF JUNE 30,
                                             -----------------------------------------
                                               1999        1998       1997      1996
                                             --------    --------    ------    -------
BALANCE SHEET DATA
Cash and cash equivalents..................  $ 29,867    $ 25,890    $8,268    $ 2,452
Restricted cash............................     1,105         638        --         --
Mortgage loans held for sale...............   141,749      98,717    55,145     42,723
Total assets...............................   181,979     130,555    65,713     46,352
Warehouse line of credit...................   142,163      96,022    54,625     42,723
Total liabilities..........................   149,063      99,704    56,509     44,506
Total stockholders' equity.................    32,916      30,851     9,204      1,846

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition, results of operations and liquidity and capital resources should be read in conjunction with the Company's consolidated financial statements and notes included in Item 14 of this 10-K.

GENERAL

     BNC Mortgage, Inc., is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the FNMA and FHLMC, but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operation through which it has relationships with approximately 5,050 approved independent loan brokers and which to date has accounted for majority of the Company's total loan originations and (ii) wholesale prime operation through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

     The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                                           YEAR ENDED JUNE 30,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Mortgage loan originations........................  $1,335,575    $788,479    $532,621
Mortgage loan sales...............................  $1,274,335    $744,365    $519,909
Gain on sale of mortgage loans....................  $   34,860    $ 30,458    $ 21,855
Origination locations at end of period............          51          53          38

     Revenues are derived primarily from cash gain on sales of loans and interest income from loans held for sale. The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan-to-value ratio, interest rate and margin of the loans. Revenues increased 19% and 36% for the years ended June 30 1999 and 1998, respectively.

     The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the years ended June 30, 1999, 1998 and 1997 accounted for 57%, 58% and 54% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses were $42.5 million, $32.3 million and $20.3 million for the years ended June 30, 1999, 1998 and 1997, respectively.

     The Company's net income decreased to $6.3 million for the year ended June 30, 1999 compared to $7.2 million and $7.5 million for years ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

  YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                            YEAR ENDED JUNE 30,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans...........................   $34,860      $30,458
Loan origination income..................................     8,412        5,399
Interest income..........................................     8,167        7,860
Other income.............................................     1,473          676
                                                            -------      -------
                                                            $52,912      $44,393
                                                            =======      =======

     The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $547.1 million to $1,335.6 million for the year ended June 30, 1999 from $788.5 million for the year ended June 30, 1998.

     Cash gain on sale of mortgage loans increased $4.4 million to $34.9 million for the year ended June 30, 1999 from $30.5 million for the year ended June 30, 1998. The increase was due primarily to a $529.9 million increase in mortgage loan sales to $1.3 billion from $744.4 million for the years ended June 30, 1999 and 1998, respectively. The weighted average cash gain on sale was 3.6% for wholesale subprime loans and .37% for prime loans for the year ended June 30, 1999 and 4.16% and .88% for the year ended June 30, 1998. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the year ended June 30, 1999.

     Loan origination income increased to $8.4 million for the year ended June 30, 1999 from $5.4 million for the year ended June 30, 1998. As a percentage of total revenues, loan origination income for the year ended June 30, 1999 increased to 15.9% as compared to 12.2% for the year ended June 30, 1998. This increase was primarily attributable to an increase in the amount of origination fees charged on its loan products.

     Interest income increased $300,000 to $8.2 million for the year ended June 30, 1999 from $7.9 million for the year ended June 30, 1998. This increase is due to an increase in loan originations during the period.

     Other income, which is composed of investment income, prepayment penalties and late charges, increased to $1.5 million for the year ended June 30, 1999 as compared to $676,000 for the year ended June 30, 1998 largely as a result of interest received on the net proceeds from the Offering completed March 10, 1998.

     Expenses. The following table sets forth the components of the Company's expenses for the years indicated:

                                                            YEAR ENDED JUNE 30,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Employees' salaries and commissions......................   $24,394      $18,828
General and administrative expenses......................    12,493        8,028
Interest expense.........................................     5,608        5,486
                                                            -------      -------
                                                            $42,495      $32,342
                                                            =======      =======

     Total expenses increased to $42.5 million for the year ended June 30, 1999 from $32.3 for the year ended June 30, 1998. This increase is related to geographical expansion and to an increase in mortgage loan originations.

     Employee salaries and commissions increased $5.6 million to $24.4 million during the year ended June 30, 1999 from $18.8 million for the year ended June 30, 1998. This increase is due primarily to an increase in geographical expansion and the related increase in mortgage loan originations.

     General and administrative expenses increased $4.5 million to $12.5 million for the year ended June 30, 1999 from $8.0 million for the year ended June 30, 1998. This increase is due primarily to an increase in the number of origination locations and the related increase in mortgage loan originations.

     Interest expense increased $100,000 to $5.6 million for the year ended June 30, 1999 from $5.5 million for the year ended June 30, 1998 and is attributable to the higher levels of warehouse borrowing as a result of the increase in mortgage loan originations.

     It is expected that the Company's expansion plans for its wholesale operations will result in an increase in operating expenses in the short-term. Furthermore, management expects that there will be a lag time between the incurrence of such expense and the receipt of any revenues from such expansion efforts, and the results of operations may be adversely affected in the short-term.

  YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

     Revenues. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                             YEAR ENDED JUNE 30
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans...........................   $30,458      $21,855
Loan origination income..................................     5,399        5,473
Interest income..........................................     7,860        5,182
Other income.............................................       676          250
                                                            -------      -------
                                                            $44,393      $32,760
                                                            =======      =======

     The increase in revenues was due primarily to increased mortgage loan originations and cash gain on sales of mortgage loans. Mortgage loan originations increased $255.9 million to $788.5 million for the year ended June 30, 1998 from $532.6 million for the year ended June 30, 1997.

     Cash gain on sale of mortgage loans increased $8.6 million to $30.5 million for the year ended June 30, 1998 from $21.9 million for the year ended June 30, 1997. The increase was due primarily to a $224.5 million increase in mortgage loan sales to $744.4 from $519.9 million for the years ended June 30, 1998 and 1997, respectively. The weighted average cash gain on sale was 4.1% for the year ended June 30, 1998 and 4.2% for the year ended June 30, 1997. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the year ended June 30, 1998.

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

     Expenses. The following table sets forth the components of the Company's expenses for the period indicated:

                                                            YEAR ENDED JUNE 30,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Employees' salaries and commissions......................   $18,828      $11,052
General and administrative expenses......................     8,028        5,543
Interest expense.........................................     5,486        3,693
                                                            -------      -------
                                                            $32,342      $20,288
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

     It is expected that the Company's expansion plans will result in an increase in operating expenses in the short-term. Furthermore, management expects that there will be a lag time between the incurrence of such expense and the receipt of any revenues from such expansion efforts, and the results of operations may be adversely affected in the short-term.

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

     As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the warehouse line of credits and the interest charged by the lenders is generally priced based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage interest rates.

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

     The Company currently does not enter into any hedging activities as it currently sells its subprime loan production on a monthly basis and the prohibitive cost versus the benefit of any hedging. The Company currently sells its prime loan production on a best efforts delivery basis and generally matches each prime loan into a takeout commitment from an investor.

     Based on the information available and the interest environment as of June 30, 1999, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase in the level of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

YEAR 2000

     The Company has evaluated the internal information technology (IT) and non-IT systems that could be affected by Year 2000 issues and also identified the external systems that are critical to the Company's operations. An assessment of the readiness of the Company's suppliers is ongoing. The Company's plan for Year 2000 readiness has three phases. Phase one involves identifying and remediating the internal systems and processes that must be Year 2000 compliant. Phase one has been completed. Phase two consists of testing both the internal and external systems as a whole, and has been scheduled to be fully implemented by January 1, 2000. The Company intends to test its systems throughout 1999 to ensure that system and software upgrades are fully compliant. Phase three consists of developing a contingency plan for those external systems or suppliers that are critical for the Company to operate, but are not yet Year 2000 compliant. The Company will finalize these contingency plans before January 1, 2000.

     The Company does not anticipate the cost of addressing all the issues associated with becoming Year 2000 compliant will have a material impact on its financial condition, results of operations or liquidity in any single year. The Company's estimates are based upon the assumption that its major third party suppliers are or become Year 2000 compliant within the time frame outlined above. Efforts to modify the Company's IT systems have substantially been performed internally, however, the Company does not separately track such costs. These costs primarily relate to salaries and wages which are expensed as incurred. The Company estimates its costs associated with becoming Y2K compliant will be less than $100,000, exclusive of system upgrades incurred in the normal course of business. The Company has requested that its major third party suppliers provide details of their Year 2000 compliance program and schedule of testing. In the event any of these vendors are unable to become compliant the Company may incur additional costs.

     Although the Company has taken steps to identify, evaluate and remediate its Year 2000 compliance issues, it is possible that certain of its suppliers and/or systems may not be Year 2000 compliant by January 1, 2000. These suppliers provide the Company with computer processing systems, banking and financial systems, and utility infrastructure. In the event that any of these suppliers and/or systems are not Year 2000 compliant as of January 1, 2000, the Company may be exposed to an impairment of its: (i) operations, (ii) business processes, (iii) ability to meet its financial obligations. The impairment in any of these areas could have a material adverse effect on the Company's financial condition, results of operations and liquidity. The Company is assessing these risks and is creating contingency plans intended to address such risks, and expects to have such plans in place by January 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long-term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets. The Company currently has no formal agreements with regard to any potential acquisition and there can be no assurance that future acquisitions, if any, will be consummated. Capital expenditures totaled $1.3 million and $1.4 for the years ended June 30, 1999 and 1998, respectively. Capital expenditures were primarily comprised of furniture, fixtures and equipment, software and leasehold improvements.

     Cash and cash equivalents were $29.9 million and $25.9 million at June 30, 1999 and 1998, respectively. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March, 1998 the Company concluded its initial public offering and received net proceeds of $16.2 million from the Offering. As of June 30, 1999, of these proceeds, approximately $6.7 million was used to fund loan originations, and the remaining balance has been invested in short-term investments.

     As of April 6, 1999, the Company's Board of Directors had authorized the Company to repurchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of September 15, 1999, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

     The Company funds its operations through cash reserves, loan sales, net earnings, revolving warehouse credit facilities and an uncommitted master loan repurchase credit agreement, under which it borrows money to finance the origination of mortgage loans. As of June 30, 1999, the Company had three warehouse credit facilities, and one master repurchase credit agreement which provides borrowings in the aggregate up to $300.0 million.

     The Company has entered into a warehouse line of credit agreement with DLJ, which provides for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. At June 30, 1999 and 1998, borrowings under this line of $120.0 million and $96.0 million were collateralized by mortgage loans held for sale. The interest rate is subject to increase based on the length of time loans are held by the Company, and that DLJ receives a security interest on all loans, and other rights in connection therewith, originated by the Company. This line-of-credit matures and is subject to renewal on March 16, 2000.

     In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of June 30, 1999, borrowings under this line were $5.1 million and the interest rate was 6.5%. The warehouse line of credit with Bank United contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million and a debt to adjusted tangible worth ratio not to exceed 15:1, each computed as of the end of each calendar quarter. The

Company was in compliance with these covenants as of June 30, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matures and is subject to renewal on February 1, 2000.

     In March 1999, the company entered into a warehouse line of credit with RFC, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of June 1, 1999, borrowings under this line were $14.7 million and the interest rate was 6.7%. The warehouse line of credit with RFC contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million, liquidity of not less than $10.0 million, quarterly net income of not less than zero and a debt to adjusted tangible worth ratio not to exceed 15:1. The Company was in compliance with these covenants as of June 30, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matures and is subject to renewal on March 1, 2000.

     The Company also entered into an uncommitted master repurchase credit agreement with PWRS, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of June 30, 1999, borrowings under this line were $2.4 million and the interest rate was 6.4%.

     The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives. The Company repays borrowings with proceeds of its loan sales.

     During the years ended June 30, 1999 and 1998, the Company used cash of $1.3 billion and $788.5 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $1.3 billion and $744.4 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $34.9 million and $30.5 million respectively, for the years ended June 30, 1999 and 1998, respectively.

     The Company's ability to continue to originate loans is dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

  Recently Issued Accounting Considerations.

     In June 1998, the FASB issued SFAS 133, Accounting For Derivative Instruments and Hedging Activities. This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure are required for financial statements for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, on the earnings and financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Disclosure About Market Risk," incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1.Consolidated Financial Statements -- See "Index to Consolidated
          Financial Statements"

          (a) Exhibits

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
   2.1 (1)      Agreement of Reorganization and Plan of Merger
   3.1 (1)      Certificate of Incorporation of BNC Mortgage, Inc., a
                Delaware corporation
   3.1 (a)      Certificate of Designation of Series A Junior Participating
                Preferred Stock
   3.1 (b)      Certificate of Correction
   3.2 (1)      Bylaws of BNC Mortgage, Inc., a Delaware corporation
   4.1 (1)      Specimen Stock Certificate
   4.2 (3)      Rights Agreement, dated October 13, 1998, between the
                Registrant and U.S. Stock Transfer Corporation
   4.2 (a)(4)   Amendment No. 1 to Rights Agreement, dated December 16,
                1998, between the Registrant and U.S. Stock Transfer
                Corporation
  10.1 (1)      Office Lease, as amended, between the Registrant and Shuwa
                Investments Corporation dated June 15, 1997
  10.2 (1)      1997 Stock Option Plan and form of agreements

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
  10.3 (1)      Form of Indemnification Agreement
  10.4 (1)      Employment Agreement between the Registrant and Evan R.
                Buckley
  10.4 (a)(5)   Amendment to Employment Agreement, dated January 13, 1999, between Evan Buckley and the Registrant
  10.5 (1)      Employment Agreement between the Registrant and Kelly W.
                Monahan
  10.5 (a)(5)   Amendment to Employment Agreement, dated January 13, 1999, between Kelly Monahan and the Registrant
  10.6 (a)(1)   Letter Agreement, dated October 22, 1997, from DLJ Mortgage
                Capital, Inc. to the Registrant
       (b)(2)   Commitment Letter, dated March 16, 1998, addressed to the
                Registrant from DLJ Mortgage Capital, Inc.
       (c)(2)   Whole Loan Financing Facility, dated March 16, 1998, between the Registrant and DLJ Mortgage, Inc.
       (d)(2)   Promissory Note, by the Registrant made in favor of DLJ
                Mortgage Capital, Inc.
       (f)(2)   Whole Loan Financing Program Tri-Party Custody Agreement,
                dated September 26, 1995, among Registrant and DLJ Mortgage
                Capital, Inc. and Bankers Trust Company
       (g)(2)   Master Mortgage Loan Purchase Agreement, dated March 16,
                1998, between the Registrant and DLJ Mortgage Capital, Inc.
       (h)(2)   Form of Subordinate Certificate Financing Agreement between the Registrant and DLJ Mortgage Capital, Inc.
  10.7 (2)      Representative's Warrant, dated March 16, 1998, issued by
                the Registrant to CIBC Oppenheimer Corp.
  10.8 (2)      Representative's Warrant, dated March 16, 1998, issued by
                the Registrant to Piper Jaffray Inc.
  10.9 (5)      Warehouse Credit and Security Agreement, dated February 2,
                1999, between the Registrant and Bank United, a federal
                savings bank
  10.10(5)      Promissory Note, dated February 2, 1999, between the
                Registrant and Bank United, a federal savings bank
  10.11(5)      Financing Statement, dated February 2, 1999, between the
                Registrant and Bank United, a federal savings bank
  10.12(6)      Warehouse Credit and Security Agreement (Single Family
                Mortgage Loans), dated March 1, 1999, between the Registrant and Mortgage Logic.com, Inc., a California corporation and
                Residential Funding Corporation, a Delaware corporation
  10.13(6)      Purchase Agreement, dated December 21, 1998, between the
                Registrant, Mortgage Logic.com, Inc., America's Lender,
                Inc., Keith Guy and SHL Holdings, Inc.
  10.14(6)      Non-Competition Agreement, dated February 26, 1999, between the Registrant, Mortgage Logic.com, Inc., America's Lender,
                Inc., Keith Guy and SHL Holdings, Inc.
  10.15(6)      Licensing and Web Site Hosting Agreement, dated February 26,
                1999, between Mortgage Logic.com, Inc. and TrueLink, Inc.
  10.16(6)      Credit Bureau Services Agreement, dated February 26, 1999, between the Registrant, Mortgage Logic.com, Inc. and
                TrueLink, Inc.
  11.1          Statement re: Computation of Per Share Earnings
  21.1 (6)      Subsidiaries
  24.1          Power of Attorney (included on signature page)
  27            Financial Data Schedule

---------------
(1) Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Registration Statement on Form S-1, as amended (File No. 333-38651) filed with the Securities and Exchange Commission on October 24, 1997.

(2) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 10-K for the fiscal year ended June 30, 1998.

(3) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 8-A filed with the Securities and Exchange Commission on October 22, 1998.

(4) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 8-A/A filed with the Securities and Exchange Commission January 6, 1999.

(5) Incorporated by reference to, and such exhibits having the corresponding exhibit numbers 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, filed as part of, the Registrant's Form 10-Q for the quarter ended December 31, 1998.

(6) Incorporated by reference to, and such exhibits having the corresponding exhibit numbers 10.1, 10.2, 10.3, 10.4, 10.5 and 21.1, respectively, filed as part of, the Registrant's Form 10-Q for the quarter ended March 31, 1999.

        2. Exhibits -- See "Exhibit Index"

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California on September 28, 1999.

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

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                 /s/ EVAN R. BUCKLEY                   Chairman of the Board, Chief  September 28, 1999
-----------------------------------------------------  Executive Officer, Secretary
                   Evan R. Buckley                     and Director

                /s/ KELLY W. MONAHAN                   President and Director        September 28, 1999
-----------------------------------------------------
                  Kelly W. Monahan

                 /s/ PETER R. EVANS                    Chief Financial Officer       September 28, 1999
-----------------------------------------------------
                   Peter R. Evans

                 /S/ Keith C. Honig                    Director                      September 28, 1999
-----------------------------------------------------
                   Keith C. Honig

               /s/ JOSEPH R. TOMKINSON                 Director                      September 28, 1999
-----------------------------------------------------
                 Joseph R. Tomkinson

               /s/ RICHARD B. WHITING                  Director                      September 28, 1999
-----------------------------------------------------
                   Richard Whiting

                               BNC MORTGAGE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheet as of June 30, 1999 and 1998.....  F-3
Consolidated Statement of Income for the Years Ended June
  30, 1999, 1998 and 1997...................................  F-4
Consolidated Statement of Stockholders' Equity for the Years
  Ended June 30, 1999, 1998 and 1997........................  F-5
Consolidated Statement of Cash Flows for Years Ended June
  30, 1999, 1998 and 1997...................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors BNC Mortgage, Inc.

     We have audited the accompanying consolidated balance sheet of BNC Mortgage, Inc. as of June 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BNC Mortgage, Inc. at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/  ERNST & YOUNG LLP

Orange County, California
August 6, 1999

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Cash and cash equivalents...................................  $ 29,867,000    $ 25,890,000
Restricted cash.............................................     1,105,000         638,000
Mortgage loans held for sale................................   141,749,000      98,717,000
Property and equipment, net.................................     1,882,000       1,533,000
Goodwill....................................................     1,468,000              --
Deferred income taxes.......................................     2,424,000       2,131,000
Notes receivable from officers..............................       100,000         100,000
Other assets................................................     3,384,000       1,546,000
                                                              ------------    ------------
          Total assets......................................  $181,979,000    $130,555,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Warehouse line-of-credit..................................  $142,163,000    $ 96,022,000
  Accounts payable and accrued liabilities..................     4,955,000       2,880,000
  Income taxes payable......................................     1,945,000         802,000
                                                              ------------    ------------
          Total liabilities.................................   149,063,000      99,704,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)
Stockholders' equity:
  Preferred stock, $.001 par value:
  Authorized shares -- 5,000,000
  Issued and outstanding shares -- none in 1999 and 1998....            --              --
  Common stock, voting $0.001 par value:
     Authorized Shares -- 50,000,000
     Issued and outstanding shares 5,092,350 in 1999 and
       5,875,979 in 1998....................................         5,000           6,000
  Additional paid in capital................................    11,980,000      16,193,000
  Retained earnings.........................................    20,931,000      14,652,000
                                                              ------------    ------------
          Total stockholders' equity........................    32,916,000      30,851,000
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $181,979,000    $130,555,000
                                                              ============    ============

                            See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
  Gain on sale of mortgage loans....................  $34,860,000    $30,458,000    $21,855,000
  Loan origination income...........................    8,412,000      5,399,000      5,473,000
  Interest income...................................    8,167,000      7,860,000      5,182,000
  Other income......................................    1,473,000        676,000        250,000
                                                      -----------    -----------    -----------
          Total revenues............................   52,912,000     44,393,000     32,760,000
                                                      -----------    -----------    -----------
Expenses:
  Employees' salaries and commissions...............   24,394,000     18,828,000     11,052,000
  General and administrative expenses...............   12,493,000      8,028,000      5,543,000
  Interest expense..................................    5,608,000      5,486,000      3,693,000
                                                      -----------    -----------    -----------
          Total expenses............................   42,495,000     32,342,000     20,288,000
                                                      -----------    -----------    -----------
Income before income taxes..........................   10,417,000     12,051,000     12,472,000
Income tax expense..................................    4,138,000      4,815,000      4,930,000
                                                      -----------    -----------    -----------
Net income..........................................  $ 6,279,000    $ 7,236,000    $ 7,542,000
                                                      ===========    ===========    ===========
Basic earnings per share............................  $      1.14    $      1.55    $      1.80
                                                      ===========    ===========    ===========
Diluted earnings per share..........................  $      1.14    $      1.51    $      1.80
                                                      ===========    ===========    ===========

                            See accompanying notes.

                               BNC MORTGAGE INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                         SERIES A               SERIES A               SERIES B
                                      PREFERRED STOCK         COMMON STOCK           COMMON STOCK          COMMON STOCK
                                    -------------------   --------------------   --------------------   -------------------
                                    SHARES     AMOUNT       SHARES     AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT
                                    ------   ----------   ----------   -------   ----------   -------   ---------   -------
Balance at June 30, 1996..........    160    $1,575,000    2,886,598   $    --    1,072,165   $ 2,000          --   $    --
  Issuance of common stock........     --            --           --        --      185,567     6,000          --        --
  Repurchase of common shares.....     --            --           --        --      (20,619)   (1,000)         --        --
  Cash dividends on preferred
    stock.........................     --            --           --        --           --        --          --        --
  Net Income......................     --            --           --        --           --        --          --        --
                                     ----    ----------   ----------   -------   ----------   -------   ---------   -------
Balance at June 30, 1997..........    160     1,575,000    2,886,598        --    1,237,113     7,000          --        --
  Issuance of common stock (less
    cost of $455,599).............     --            --           --        --           --        --   5,875,979     6,000
  Repurchase of common shares.....     --            --           --        --   (1,237,113)   (7,000)         --        --
  Repurchase of preferred
    shares........................   (160)   (1,575,000)  (2,886,598)       --           --        --          --        --
  Cash dividends on preferred
    stock.........................     --            --           --        --           --        --          --        --
  Net income......................     --            --           --        --           --        --          --        --
                                     ----    ----------   ----------   -------   ----------   -------   ---------   -------
Balance at June 30, 1998..........     --            --           --        --           --        --   5,875,979     6,000
                                     ----    ----------   ----------   -------   ----------   -------   ---------   -------
  Repurchase of common shares.....     --            --           --        --           --        --    (783,629)   (1,000)
  Net Income......................     --            --           --        --           --        --          --        --
                                     ----    ----------   ----------   -------   ----------   -------   ---------   -------
Balance at June 30, 1999..........     --    $       --           --   $    --           --   $    --   5,092,350   $ 5,000
                                     ====    ==========   ==========   =======   ==========   =======   =========   =======


                                    ADDITIONAL                      TOTAL
                                      PAID IN      RETAINED     STOCKHOLDER'S
                                      CAPITAL      EARNINGS        EQUITY
                                    -----------   -----------   -------------
Balance at June 30, 1996..........  $        --   $   269,000    $ 1,846,000
  Issuance of common stock........           --            --          6,000
  Repurchase of common shares.....           --            --         (1,000)
  Cash dividends on preferred
    stock.........................           --      (189,000)      (189,000)
  Net Income......................           --     7,542,000      7,542,000
                                    -----------   -----------    -----------
Balance at June 30, 1997..........           --     7,622,000      9,204,000
  Issuance of common stock (less
    cost of $455,599).............   16,193,000            --     16,199,000
  Repurchase of common shares.....           --      (131,000)      (138,000)
  Repurchase of preferred
    shares........................           --            --     (1,575,000)
  Cash dividends on preferred
    stock.........................           --       (75,000)       (75,000)
  Net income......................           --     7,236,000      7,236,000
                                    -----------   -----------    -----------
Balance at June 30, 1998..........   16,193,000    14,652,000     30,851,000
                                    -----------   -----------    -----------
  Repurchase of common shares.....   (4,213,000)           --     (4,214,000)
  Net Income......................           --     6,279,000      6,279,000
                                    -----------   -----------    -----------
Balance at June 30, 1999..........  $11,980,000   $20,931,000    $32,916,000
                                    ===========   ===========    ===========

                            See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         FOR THE YEAR ENDED JUNE 30,
                                              -------------------------------------------------
                                                   1999              1998             1997
                                              ---------------    -------------    -------------
OPERATING ACTIVITIES
Net income..................................  $     6,279,000    $   7,236,000    $   7,542,000
Adjustment to reconcile net income to net
  cash used in operating activities:
  Depreciation..............................          914,000          486,000          250,000
  Amortization of goodwill..................           33,000               --               --
  Origination of mortgage loans held for
     sale...................................   (1,335,575,000)    (788,479,000)    (532,621,000)
  Sales and principal repayments of mortgage
     loans held for sale....................    1,293,062,000      745,275,000      520,600,000
  Deferred loan origination fees............         (519,000)        (368,000)        (401,000)
  Goodwill..................................       (1,501,000)              --               --
  Change in other assets....................          162,000       (1,009,000)        (338,000)
  Change in accounts payable and accrued
     liabilities............................        2,075,000        1,522,000          479,000
  Change in income taxes payable............        1,143,000          276,000         (378,000)
  Change in deferred income taxes...........         (293,000)        (977,000)        (587,000)
                                              ---------------    -------------    -------------
Net cash used in operating activities.......      (34,220,000)     (36,038,000)      (5,454,000)
                                              ---------------    -------------    -------------

INVESTING ACTIVITIES
Capital expenditures........................       (1,263,000)      (1,410,000)        (448,000)
Purchase of Simple Mortgage USA, Inc........               --         (100,000)              --
Purchase of America's Lender, Inc...........       (2,000,000)              --               --
                                              ---------------    -------------    -------------
Net cash used in investing activities.......       (3,263,000)      (1,510,000)        (448,000)
                                              ---------------    -------------    -------------

FINANCING ACTIVITIES
Payment of dividends on preferred stock.....               --          (75,000)        (189,000)
Repurchase of preferred shares..............               --       (1,575,000)              --
Repurchase of common shares.................       (4,214,000)        (138,000)          (1,000)
Proceeds from issuance of common stock......               --       16,199,000            6,000
Increase in restricted cash.................         (467,000)        (638,000)              --
Change in warehouse line of credit..........       46,141,000       41,397,000       11,902,000
                                              ---------------    -------------    -------------
Net cash provided by financing activities...       41,460,000       55,170,000       11,718,000
                                              ---------------    -------------    -------------
Net increase in cash and cash equivalents...        3,977,000       17,622,000        5,816,000
Cash and cash equivalents at beginning of
  the year..................................       25,890,000        8,268,000        2,452,000
                                              ---------------    -------------    -------------
Cash and cash equivalents at end of the
  year......................................  $    29,867,000    $  25,890,000    $   8,268,000
                                              ===============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid...............................  $     5,233,000    $   5,468,000    $   3,693,000
                                              ===============    =============    =============
Taxes paid..................................  $     3,118,000    $   5,515,000    $   5,351,000
                                              ===============    =============    =============

                            See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS AND BASIS OF PRESENTATION

     The Company is a specialty finance company engaged in the business of originating, purchasing and selling non-conforming, and to a lesser extent, conforming residential mortgage loans secured by one-to-four family residences. The Company's loans are made to owners of single family residence who typically use the loan proceeds for purposes such as refinancing existing mortgages, debt consolidation, financing of home improvements, education and other similar needs, and, to a lesser extent, to purchase residences. The Company originates loans through its wholesale subprime operations and its wholesale prime operations through, which it originates mortgage loans through approved independent loan brokers. The Company currently sells all of its mortgage loans to institutional purchasers such as investment banks, real estate investment trusts and other large mortgage bankers for cash through whole loan sales.

     In connection with the Company's March 10, 1998 initial public offering, the Company reincorporated in Delaware. Further to the reincorporation, the existing California corporation was merged into a newly formed Delaware corporation pursuant to which each outstanding share of Class A and Class B common stock of the existing California corporation was exchanged for 4,123.71134 shares of $.001 par value common stock of the new Delaware corporation. The certificate of incorporation of the new Delaware corporation authorized 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. In November 1997, the Company redeemed all shares of Series A Preferred Stock for $1,575,000.

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

RECENTLY ISSUED ACCOUNTING STANDARD

     In June 1998, the FASB issued SFAS 133, Accounting For Derivative Instruments and Hedging Activities. This statement provides guidance for the way public enterprises report information about derivatives and hedging in annual financial statements and in interim financial reports. The derivatives and hedging disclosure are required for financial statements for fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of evaluating the effect of Statement 133, if any, on the earnings and financial position of the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented in Note 7 are estimates of the fair values of the financial instruments at a specific point in time using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. Therefore, the fair values presented are not necessary indicative of amounts the Company could realize or settle currently.

                               BNC MORTGAGE, INC.

2. BUSINESS ACQUISITION

     On February 26, 1999, the Company acquired certain assets and the business of America's Lender, Inc., a mortgage originator that utilizes an internet-based wholesale mortgage lending operation that links independent mortgage brokers to an automated underwriting and credit reporting system. The Company paid $2,000,000 in cash and has agreed to pay up to an additional $1,000,000 based upon net loan originations achieved during the first 12-month period. The earn-out is $.001 for each dollar of net origination volume of the mortgage business that equals or exceeds $500,000,000 during the 12-month period. The Company deposited $500,000 into an interest-bearing escrow account to collateralize the future obligation. Should the earn-out not be earned, the $500,000 deposit will revert back to the Company. The transaction was accounted for a purchase and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over a 15-year period. America's Lender, Inc. is operated as the Company's wholly owned subsidiary named Mortgage Logic.com, Inc. The operations of America's Lender, Inc. are included in the Company's consolidated statement of operations from the date of acquisition.

     The pro forma unaudited results of operations for the years ended June 30, 1999 and 1998, assuming the purchase of America's Lender, Inc. had been consummated as of July 1, 1997, follows:

                                                       1999           1998
                                                    -----------    -----------
Revenue...........................................  $59,488,000    $52,397,000
Net Income........................................    6,425,000      7,105,000
Net Income per share:
  Basic...........................................        $1.17          $1.53
  Diluted.........................................        $1.17          $1.48

3. MORTGAGE LOANS HELD FOR SALE

     Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 59% of these properties are located in California. Mortgage loans held for sale include net deferred origination fees of $1,287,000 and $769,000 at June 30, 1999 and 1998, respectively.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30:

                                                        1999           1998
                                                     -----------    ----------
Leasehold improvements.............................  $   312,000    $  251,000
Furniture and fixtures.............................      330,000       171,000
Office equipment...................................    2,661,000     1,685,000
Automobiles........................................       14,000            --
Software...........................................      292,000       239,000
                                                     -----------    ----------
                                                       3,609,000     2,346,000
Less accumulated depreciation......................   (1,727,000)     (813,000)
                                                     -----------    ----------
                                                     $ 1,882,000    $1,533,000
                                                     ===========    ==========

                               BNC MORTGAGE, INC.

5. INCOME TAXES

     Income tax expense for the years ended June 30, 1999, 1998 and 1997 are summarized as follows:

                                           1999          1998           1997
                                        ----------    -----------    ----------
Current:
  Federal.............................  $3,295,000    $ 4,747,000    $4,119,000
  State...............................   1,136,000      1,045,000     1,398,000
                                        ----------    -----------    ----------
                                         4,431,000      5,792,000     5,517,000
Deferred:
  Federal.............................     (99,000)    (1,020,000)     (603,000)
  State...............................    (194,000)        43,000        16,000
                                        ----------    -----------    ----------
                                          (293,000)      (977,000)     (587,000)
                                        ----------    -----------    ----------
                                        $4,138,000    $ 4,815,000    $4,930,000
                                        ==========    ===========    ==========

     The reconciliation of income tax expense at the U.S. federal statutory tax rate to the income tax expense for the years ended June 30, 1999, 1998, and 1997 are as follows:

                                           1999          1998           1997
                                        ----------    -----------    ----------
Tax computed at the statutory rate....  $3,646,000    $ 4,218,000    $4,365,000
State income tax, net of federal
  income tax benefit..................     612,000        708,000       665,000
Other.................................    (120,000)      (111,000)     (100,000)
                                        ----------    -----------    ----------
Income tax expense....................  $4,138,000    $ 4,815,000    $4,930,000
                                        ==========    ===========    ==========

     The components of the Company's deferred income tax assets and liabilities as of June 30, 1999 and 1998 are as follows:

                                                         1999          1998
                                                      ----------    ----------
Deferred tax assets (liabilities):
  Depreciation......................................  $   38,000    $   21,000
  State income taxes................................     108,000       371,000
  Reserve for loan repurchases......................     938,000       234,000
  Accrued vacation..................................     222,000       195,000
  Accrued compensation..............................     263,000       183,000
  Litigation reserve................................      15,000        15,000
  Mark-to-market adjustments........................   1,392,000     1,786,000
  Deferred loan fees................................    (548,000)     (682,000)
  Other accrued liabilities.........................      (4,000)        8,000
                                                      ----------    ----------
          Total deferred tax assets.................  $2,424,000    $2,131,000
                                                      ==========    ==========

6. WAREHOUSE LINE-OF-CREDIT

     The Company has entered into a warehouse line of credit agreement with DLJ, which provides for borrowings up to $150,000,000 with interest payable monthly at the Federal Funds rate plus 50 basis points until March 16, 1999 and thereafter at Federal Funds rate plus 100 basis points. At June 30, 1999 and 1998, borrowings under this line of $119,981,000 and $96,022,000 are collateralized by mortgage loans held for sale. This line-of-credit matures and is subject to renewal on March 16, 2000.

                               BNC MORTGAGE, INC.

     In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50,000,000 with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of June 30, 1999, borrowings under this line were $5,094,000 and are collateralized by mortgage loans held for sale with an interest rate of 6.5%. This line of credit matures and is subject to renewal on February 1, 2000.

     In March 1999, the company entered into a warehouse line of credit with Residential Funding Corporation ("RFC"), which provides for borrowings up to $50,000,000 with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of June 30, 1999, borrowings under this line were $14,725,000 and are collateralized by mortgage loans held for sale with an interest rate of 6.7%. This line of credit matures and is subject to renewal on March 1, 2000.

     MortgageLogic.com, Inc. entered into an uncommitted master repurchase credit agreement with PaineWebber Real Estate Securities ("PWRS"), which provides for borrowings up to $50,000,000 with a floating interest rate based on the LIBOR rate. As of June 30, 1999, borrowings under this line were $2,363,000 and are collateralized by mortgage loans held for sale with an interest rate of 6.39%.

     Under the Bank United and RFC credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum tangible net worth of $25.0 million, a debt to tangible worth ratio not to exceed 15:1, other financial ratios, and the maintenance of a quarterly net income not less than zero. Further, absent the consent of Bank United, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At June 30, 1999, the Company was in compliance with the aforementioned loan covenants.

     The weighted average interest rates on line of credit borrowings for the fiscal years ended June 30, 1999 and 1998 were 6.9% and 6.4%, respectively.

7. FINANCIAL INSTRUMENTS

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

     The carrying values and the estimated fair values of the Company's financial instruments for which it is practical to calculate a fair value are as follows:

                                            JUNE 30, 1999                   JUNE 30, 1998
                                     ----------------------------    ---------------------------
                                       CARRYING          FAIR         CARRYING          FAIR
                                        VALUE           VALUE           VALUE          VALUE
                                     ------------    ------------    -----------    ------------
Mortgage loans held for sale.......  $141,749,000    $145,725,000    $98,717,000    $102,948,000
Warehouse line-of-credit...........   142,163,000     142,163,000     96,022,000      96,022,000

8. RELATED PARTY TRANSACTION

     In July 1997, the Company loaned an aggregate of $250,000 to two officers of the Company. The loans accrue interest monthly at the Federal Funds rate and are due upon the sale of common stock. As of June 30, 1999, one loan remained outstanding with a principal balance of $100,000. Interest income of $5,000 was recorded related to this note for the year ended June 30, 1999.

     For the year ended June 30, 1999, the Company sold $20.8 million of mortgage loans to Impac Funding Corporation ("IFC"), a company of which Joseph
R. Tomkinson, a director of the Company, is the Chief

                               BNC MORTGAGE, INC.

Executive Officer, a director and a significant common shareholder. In addition, the Company entered into a $50 million optional delivery master commitment to sell non-conforming mortgage loans to IFC.

     During the years ended June 30, 1999, 1998 and 1997 the Company sold loans to DLJ having an aggregate principal balance of $612.3 million, $727.1 million and $473.7 million, respectively, pursuant to a Master Loan Purchase Agreement. In connection with such sales, the Company paid fees to DLJ of $2.2 million and $2.1 million for the years ended June 30, 1998 and 1997, respectively.

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

9. COMMITMENTS AND CONTINGENCIES

  Forward Loan Sales Commitments

     The Company has entered into a forward loan sale contract with an investment bank under which it has committed to deliver $361.8 million in loans originated during the period from February 1999 to July 1999. At June 30, 1999, $284.9 million in loans had been delivered under this commitment and the balance was delivered subsequent to year end. The price received under the commitment includes adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold.

     In June 1998, the Company entered into a $50 million optional delivery master commitment to sell certain nonconforming mortgage loans at current market rates to "IFC". The forward sales commitment is for a 12 month period and provides an option to increase the commitment to $100 million. The Company paid a commitment fee of $63,000 which was recorded as an asset and will be amortized as the loans are sold into the commitment. At June 30, 1999, $20.8 million loans had been sold under this commitment.

  Repurchase Obligation

     The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of a representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1,352,000 and $500,000 at June 30, 1999 and 1998, respectively, is included in accounts payable and accrued liabilities.

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

     The Company's loan offices are occupied under noncancelable operating leases which expire between October 1999 and March 2003 and provide for rent escalations tied to either increases in the lessor's operating

                               BNC MORTGAGE, INC.

expenses or fluctuations in the consumer price index in the relevant geographical area. The minimum annual rental payments under these operating leases is as follows:

2000.....................................................  $1,768,000
2001.....................................................   1,260,000
2002.....................................................     983,000
2003.....................................................     386,000
Thereafter...............................................          --
                                                           ----------
                                                           $4,397,000
                                                           ==========

     Rent expense for the years ended June 30, 1999, 1998 and 1997 was $1,866,000, $1,293,000 and $597,000 respectively.

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     The Board of Directors has the authority, without further action by the stockholders of the Company, to issue up to 5,000,000 shares of Preferred Stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions thereof including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the Common Stock. 570,000 shares has been designated Series A Junior Participating Preferred Stock. The terms and conditions of the Series A Junior Preferred Stock could have the effect of delaying, deferring or preventing a hostile change in control of the Company.

WARRANTS

     In connection with the initial public offering, the Company issued warrants to purchase 317,319 shares of Common Stock at an exercise price per share equal to $10.45. The warrants are exercisable over a period of four years, commencing one year from March 10, 1998.

11. 401(K) PLAN

     The Company adopted a 401(k) savings plan (the "401(k) Plan") effective on July 1, 1996. Eligible employees may participate in the 401(k) Plan. Participants in the 401(k) Plan may defer compensation in an amount not in excess of the annual statutory limit ($10,000 in 1999). The Company may make matching contributions in the amount determined annually by the Board of Directors. Matching contributions if any, vest after three years. Contributions made for the years ended June 30, 1999, 1998 and 1997 were $125,000, $74,000 and $37,000, respectively.

12. STOCK OPTION PLAN

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

                               BNC MORTGAGE, INC.

     The Company has issued nonqualified stock options to an employee for the purchase of 163,265 shares of common stock at $6.10 per share. The options vest ratably over a three year period beginning on October 1, 1997. The difference between the fair market value of the common stock on the date of grant and the exercise price of the options of $555,000 is being recorded as compensation expense over the vesting period of the options. For the year ended June 30, 1999, compensation expense related to these options was $185,000.

     The Company has issued nonqualified stock options to the non-employee board members for the purchase of 69,000 shares of common stock at $5.75 - $9.50, the fair value at the date of grant. The options vest ratably over a two year period.

     The Company has issued incentive stock options for the purchase of 472,902 shares of common stock at $5.75 - $11.00 per share. The options vest ratably over a three year period.

     The following summarizes stock option activity under the Company's stock plan for the years ended June 30, 1999 and 1998:

                                                           1999                         1998
                                                --------------------------   --------------------------
                                                          WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                                OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                                -------   ----------------   -------   ----------------
Options outstanding at beginning of fiscal
  year........................................  621,893        $8.64              --           --
Option granted................................   82,000        $5.92         623,167        $8.64
Options exercised.............................       --           --              --           --
Options canceled..............................  (62,528)       $9.56          (1,274)       $9.50
                                                -------                      -------
Options outstanding at end of fiscal year.....  641,365        $8.20         621,893        $8.64
                                                =======                      =======
Exercise price:
  Per share for options exercised during
     fiscal year..............................      n/a                          n/a

                                                                 OPTIONS          OPTIONS
                                                              JUNE 30, 1999    JUNE 30, 1998
                                                              --------------   --------------
Per share for options outstanding at end of fiscal year.....  $5.75 - $11.00   $6.10 - $11.00
Weighted average fair value of options granted Nonqualified
  stock options.............................................  $4.40 - $ 6.13   $5.32
Incentive stock options.....................................  $4.40 - $ 7.29   $3.01
Weighted average contractual life of option outstanding (in
  years)....................................................            8.62   9.58

     As of June 30, 1999, there were 211,723 outstanding options exercisable. There were no options exercisable at June 30, 1998. Options available for future grants under the plans were 158,635 and 178,107 as of June 30, 1999 and 1998, respectively.

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

                               BNC MORTGAGE, INC.

options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                              1999        1998
                                                           -----------    ----
Expected life (years)....................................            6       6
Interest rate............................................         6.10%      4.72%
Volatility...............................................  0.65 - 0.88       0.31
Dividend yield...........................................         0.00%      0.00%

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

     The estimated stock-based compensation cost calculated using the assumptions indicated totaled $534,000 and $151,000 for the years ended June 30, 1999 and 1998. The pro forma net income resulting from the increased compensation cost was $5,745,000, ($1.04 per share) and $7,085,000 ($1.48 per share) for the years ended June 30, 1999 and 1998, respectively.

13. SIGNIFICANT CUSTOMERS

     The Company has entered into a number of transactions with various financial companies which account for more than 10% of the Company's loan sales. These transactions include whole loan purchase and sales agreements, under which the financial companies agree to periodically purchase certain loans from the Company. During the years ended June 30, 1999, 1998 and 1997, the Company sold a total of $896.8 million, $744.4 million and $519.9 million, respectively, of loans to these investors under these agreements and recognized gross cash gains on sales of approximately $32.1 million, $30.5 million and $21.9 million, respectively.

14. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          YEAR ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Numerator
  Net income...................................  $6,279,000    $7,236,000    $7,542,000
                                                 ==========    ==========    ==========
Denominator
  Shares used in computing basic earnings per
     share.....................................   5,501,686     4,653,836     4,186,662
  Effect of stock options treated as
     equivalents under the treasury stock
     method....................................          --       142,392            --
                                                 ----------    ----------    ----------
  Denominator for diluted earnings per share...   5,501,686     4,796,228     4,186,662
                                                 ==========    ==========    ==========
  Basic earnings per share.....................  $     1.14    $     1.55    $     1.80
                                                 ==========    ==========    ==========
  Diluted earnings per share...................  $     1.14    $     1.51    $     1.80
                                                 ==========    ==========    ==========

                               BNC MORTGAGE, INC.

15. SUBSEQUENT EVENT

     On August 20, 1999 the Company repurchased 50,000 shares of common stock at a cost of $302,503 in accordance with the $5.0 million common stock repurchase plan approved by the Board of Directors in fiscal year 1999. As of September 15, 1999, the Company had repurchased 833,629 shares of common stock at a cost of $4.5 million.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
   2.1 (1)      Agreement of Reorganization and Plan of Merger
   3.1 (1)      Certificate of Incorporation of BNC Mortgage, Inc., a
                Delaware corporation
   3.1 (a)      Certificate of Designation of Series A Junior Participating
                Preferred Stock
   3.1 (b)      Certificate of Correction
   3.2 (1)      Bylaws of BNC Mortgage, Inc., a Delaware corporation
   4.1 (1)      Specimen Stock Certificate
   4.2 (3)      Rights Agreement, dated October 13, 1998, between the
                Registrant and U.S. Stock Transfer Corporation
   4.2 (a)(4)   Amendment No. 1 to Rights Agreement, dated December 16,
                1998, between the Registrant and U.S. Stock Transfer
                Corporation
  10.1 (1)      Office Lease, as amended, between the Registrant and Shuwa
                Investments Corporation dated June 15, 1997
  10.2 (1)      1997 Stock Option Plan and form of agreements
  10.3 (1)      Form of Indemnification Agreement
  10.4 (1)      Employment Agreement between the Registrant and Evan R.
                Buckley
  10.4 (a)(5)   Amendment to Employment Agreement, dated January 13, 1999, between Evan Buckley and the Registrant
  10.5 (1)      Employment Agreement between the Registrant and Kelly W.
                Monahan
  10.5 (a)(5)   Amendment to Employment Agreement, dated January 13, 1999, between Kelly Monahan and the Registrant
  10.6 (a)(1)   Letter Agreement, dated October 22, 1997, from DLJ Mortgage
                Capital, Inc. to the Registrant
       (b)(2)   Commitment Letter, dated March 16, 1998, addressed to the
                Registrant from DLJ Mortgage Capital, Inc.
       (c)(2)   Whole Loan Financing Facility, dated March 16, 1998, between the Registrant and DLJ Mortgage, Inc.
       (d)(2)   Promissory Note, by the Registrant made in favor of DLJ
                Mortgage Capital, Inc.
       (f)(2)   Whole Loan Financing Program Tri-Party Custody Agreement,
                dated September 26, 1995, among Registrant and DLJ Mortgage
                Capital, Inc. and Bankers Trust Company
       (g)(2)   Master Mortgage Loan Purchase Agreement, dated March 16,
                1998, between the Registrant and DLJ Mortgage Capital, Inc.
       (h)(2)   Form of Subordinate Certificate Financing Agreement between the Registrant and DLJ Mortgage Capital, Inc.
  10.7 (2)      Representative's Warrant, dated March 16, 1998, issued by
                the Registrant to CIBC Oppenheimer Corp.
  10.8 (2)      Representative's Warrant, dated March 16, 1998, issued by
                the Registrant to Piper Jaffray Inc.
  10.9 (5)      Warehouse Credit and Security Agreement, dated February 2,
                1999, between the Registrant and Bank United, a federal
                savings bank
  10.10(5)      Promissory Note, dated February 2, 1999, between the
                Registrant and Bank United, a federal savings bank
  10.11(5)      Financing Statement, dated February 2, 1999, between the
                Registrant and Bank United, a federal savings bank

 EXHIBIT
 NUMBER                                 DESCRIPTION
---------                               -----------
  10.12(6)      Warehouse Credit and Security Agreement (Single Family
                Mortgage Loans), dated March 1, 1999, between the Registrant and Mortgage Logic.com, Inc., a California corporation and
                Residential Funding Corporation, a Delaware corporation
  10.13(6)      Purchase Agreement, dated December 21, 1998, between the
                Registrant, Mortgage Logic.com, Inc., America's Lender,
                Inc., Keith Guy and SHL Holdings, Inc.
  10.14(6)      Non-Competition Agreement, dated February 26, 1999, between the Registrant, Mortgage Logic.com, Inc., America's Lender,
                Inc., Keith Guy and SHL Holdings, Inc.
  10.15(6)      Licensing and Web Site Hosting Agreement, dated February 26,
                1999, between Mortgage Logic.com, Inc. and TrueLink, Inc.
  10.16(6)      Credit Bureau Services Agreement, dated February 26, 1999, between the Registrant, Mortgage Logic.com, Inc. and
                TrueLink, Inc.
  11.1          Statement re: Computation of Per Share Earnings
  21.1 (6)      Subsidiaries
  24.1          Power of Attorney (included on signature page)
  27            Financial Data Schedule

---------------
(1) Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Registration Statement on Form S-1, as amended (File No. 333-38651) filed with the Securities and Exchange Commission on October 24, 1997.

(2) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 10-K for the fiscal year ended June 30, 1998.

(3) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 8-A filed with the Securities and Exchange Commission on October 22, 1998.

(4) Incorporated by reference to, and all such exhibits having the corresponding exhibit number filed as part of, the Registrant's Form 8-A/A filed with the Securities and Exchange Commission January 6, 1999.

(5) Incorporated by reference to, and such exhibits having the corresponding exhibit numbers 10.1, 10.2, 10.3, 10.4 and 10.5, respectively, filed as part of, the Registrant's Form 10-Q for the quarter ended December 31, 1998.

(6) Incorporated by reference to, and such exhibits having the corresponding exhibit numbers 10.1, 10.2, 10.3, 10.4, 10.5 and 21.1, respectively, filed as part of, the Registrant's Form 10-Q for the quarter ended March 31, 1999.