Form 10-Q
period 1999-09-30
BNC MORTGAGE INC
filed 1999-11-08
CIK 1003213

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number 000-23725


                               BNC MORTGAGE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  33-0661303
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                 1063 MCGAW AVENUE IRVINE, CALIFORNIA 92614-5532
                 -----------------------------------------------
          (Address of principal executive offices including ZIP Code)


                                 (949) 260-6000
                                 --------------
               (Registrants' telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 1999, Registrant had outstanding 5,042,350 shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                         PART I - FINANCIAL INFORMATION

                                                                                          Page
                                                                                          ----
Item 1. Financial Statements

Consolidated Balance Sheet as of September 30, 1999 and June 30, 1999....................   3

Consolidated Statement of Income for the Three Months Ended September 30, 1999
and 1998.................................................................................   4

Consolidated Statement of Cash Flows for the Three Months Ended September 30,
1999 and 1998............................................................................   5

Notes to the Consolidated Financial Statements...........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations..............................................................   9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................  13

                                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................  15

Item 2.  Changes in Securities...........................................................  15

Item 3.  Defaults Upon Senior Securities.................................................  15

Item 4.  Submission of Matters to a Vote of Securities Holders...........................  15

Item 5.  Other Information...............................................................  15

Item 6.  Exhibits and Reports on Form 8-K................................................  15

            (a)    Exhibits..............................................................  15
            (b)    Reports on Form 8-K...................................................  15

Signatures...............................................................................  16

ITEM 1. FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                           SEPTEMBER 30, 1999     JUNE 30, 1999
                                                           ------------------     -------------
                                            ASSETS
Cash and cash equivalents ............................        $ 30,445,000        $ 29,867,000
Restricted cash ......................................           1,109,000           1,105,000
Mortgage loans held for sale .........................         129,914,000         141,749,000
Property and equipment, net ..........................           1,891,000           1,882,000
Goodwill .............................................           1,443,000           1,468,000
Deferred income taxes ................................           2,424,000           2,424,000
Notes receivable from officers .......................             100,000             100,000
Other assets .........................................           3,146,000           3,384,000
                                                              ------------        ------------

            Total assets .............................        $170,472,000        $181,979,000
                                                              ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse lines-of-credit ............................        $129,335,000        $142,163,000
Accounts payable and accrued liabilities .............           4,638,000           4,955,000
Income taxes payable .................................           2,705,000           1,945,000
                                                              ------------        ------------

            Total liabilities ........................         136,678,000         149,063,000

Stockholders' equity:

Preferred stock, $0.001 par value:
Authorized shares -- 5,000,000
Issued and outstanding shares -- none at
September 30, 1999 and June 30, 1999 .................                  --                  --

Common stock, voting $0.001 par value:
Authorized Shares -- 50,000,000
Issued and outstanding shares 5,042,350 at
September 30, 1999 and 5,092,350 at June 30,
1999 .................................................               5,000               5,000

Additional paid in capital ...........................          11,678,000          11,980,000

Retained earnings ....................................          22,111,000          20,931,000
                                                              ------------        ------------

            Total stockholders' equity ...............          33,794,000          32,916,000
                                                              ------------        ------------

            Total liabilities and stockholders' equity        $170,472,000        $181,979,000
                                                              ============        ============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         ----------------------------
                                                            1999              1998
                                                         -----------      -----------
Revenues:
Gain on sale of mortgage loans ....................      $ 7,504,000      $11,482,000
Loan origination income ...........................        2,660,000        1,652,000
Interest income ...................................        3,513,000        1,903,000
Other income ......................................          344,000          374,000
                                                         -----------      -----------

            Total revenues ........................       14,021,000       15,411,000
                                                         -----------      -----------

Expenses:
Employees' salaries and commissions ...............        6,180,000        6,823,000
General and administrative expenses ...............        3,239,000        3,214,000
Interest expense ..................................        2,629,000        1,295,000
                                                         -----------      -----------

            Total expenses ........................       12,048,000       11,332,000
                                                         -----------      -----------

Income before income taxes ........................        1,973,000        4,079,000
Income tax expense ................................          793,000        1,628,000
                                                         -----------      -----------
            Net income ............................      $ 1,180,000      $ 2,451,000
                                                         ===========      ===========

Basic earnings per share ..........................      $      0.23      $      0.42
                                                         ===========      ===========

Diluted earnings per share ........................      $      0.23      $      0.42
                                                         ===========      ===========

Weighted average number of shares used in computing
Net income per share:

Basic Shares ......................................        5,129,000        5,884,000

Diluted Shares ....................................        5,129,000        5,884,000

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               THREE MONTHS  ENDED
                                                                                  SEPTEMBER 30,
                                                                        ---------------------------------
                                                                            1999                1998
                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .......................................................      $   1,180,000       $   2,451,000
  Adjustment to reconcile net income to net cash provided by
   (used in) operating activities:
            Depreciation .........................................            250,000             210,000
            Amortization .........................................             25,000                  --
            Origination of mortgage loans held for sale ..........       (432,927,000)       (283,358,000)
            Sales and principal repayments of mortgage loans
             held for sale .......................................        444,339,000         282,938,000
            Deferred loan origination fees .......................            423,000             156,000
            Change in accounts payable and accrued liability .....           (317,000)          1,053,000
            Change in income taxes payable .......................            760,000           1,396,000
            Change in deferred income taxes ......................                 --                  --
            Change in notes receivable from officers .............                 --                  --
            Change in other assets ...............................            238,000             235,000
                                                                        -------------       -------------
Total adjustments ................................................         12,791,000           2,630,000

Net cash provided by operating activities ........................         13,971,000           5,081,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures .............................................           (259,000)           (411,000)
Net cash used in investing activities ............................           (259,000)           (411,000)
                                                                        -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in  warehouse lines of credit .........................        (12,828,000)          1,229,000
Repurchase of common stock .......................................           (302,000)         (1,300,000)
Change in restricted cash ........................................             (4,000)             38,000
                                                                        -------------       -------------
Net cash used in financing activities ............................        (13,134,000)            (33,000)
                                                                        -------------       -------------

Net increase in cash and cash equivalents ........................            578,000           4,637,000

Cash and cash equivalents, beginning of the year .................         29,867,000          25,890,000
                                                                        -------------       -------------

Cash and cash equivalents, end of the period .....................      $  30,445,000       $  30,527,000
                                                                        =============       =============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

                                    * * * * *

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 5,050 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

The Company's wholesale prime operations consist of its internal wholesale prime business which it established in 1998 and Mortgage Logic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. Through its wholesale prime operations, the Company originates, purchases and sells mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The wholesale prime operations originates a variety of mortgage loans including
(i) loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC, (ii) non-conforming mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $240,000, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.

The Company currently sells all of its mortgage loans to institutional purchasers such as investment banks, real estate investment trusts and other large mortgage bankers for cash through whole loan sales.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. In addition, this document should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended June 30, 1999.

The consolidated financial statements of the Company include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company transactions and balances are eliminated.

The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements. Therefore, actual results could differ from those estimates.

2. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 49.8% of these properties are located in California as of September 30, 1999. Mortgage loans held for sale include net deferred fees and costs of $423,000 and $519,000 at September 30, 1999 and June 30, 1999, respectively.

3. WAREHOUSE LINES OF CREDIT

The Company has entered into a warehouse line-of-credit agreement with DLJ, which provides for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 50 basis points until March 16, 1999 and thereafter at Federal Funds rate plus 100 basis points. At September 30, 1999 and June 30, 1999 borrowings under this line of $102.5 million and $120.0 million are collateralized by mortgage loans held for sale. This line-of-credit matures and is subject to renewal on March 16, 2000.

In February 1999, the Company entered into a warehouse line-of-credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of September 30, 1999 and June 30, 1999, borrowings under this line of $10.5 million and $5.1 million are collateralized by mortgage loans held for sale with an interest rate of 6.7%. This line-of-credit matures and is subject to renewal on February 1, 2000.

In March 1999, the Company entered into a warehouse line-of-credit with Residential Funding Corporation , ("RFC"), which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of September 30, 1999, and June 30, 1999, borrowings under this line of $10.8 million and $14.7 million are collateralized by mortgage loans held for sale with an interest rate of 6.6%. This line-of-credit matures and is subject to renewal on March 1, 2000.

MortgageLogic.com, Inc. entered into an uncommitted master repurchase credit agreement with Paine Webber Real Estate Securities which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of September 30, 1999, and June 30, 1999, borrowings under this line of $5.5 million and $2.4 million are collateralized by mortgage loans held for sale with an interest rate of 6.6%.

Under the Bank United and RFC credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum tangible net worth of $25.0 million, a debt to tangible worth ratio not to exceed 15:1, other financial ratios, and the maintenance of a quarterly net income not less than zero. Further, absent the consent of Bank United, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At September 30, 1999, the Company was in compliance with the aforementioned covenants.

The weighted average interest rates on line-of-credit borrowings for the quarter ended September 30, 1999 and the year ended June 30, 1999 were 6.8% and 6.9% , respectively.

4. COMMITMENTS AND CONTINGENCIES

Forward Loan Sales Commitments

In July 1999, the Company entered into a $10 million mandatory delivery commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The commitment is for a 9-month period and provides options to increase the commitment up to $40 million. Upon expiration of the commitment term, the Company shall pay a commitment fee equal to 0.125% of the unused portion of the initial commitment and unused portion of any optional commitments that were exercised. At September 30, 1999, $10.0 million loans had been sold under this commitment.

Repurchase Obligation

The Company engages in bulk loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1.2 million and $800,000 at September 30, 1999 and 1998, respectively, is included in accounts payable and accrued liabilities.

Business Acquisition

On February 26, 1999, the Company acquired certain assets and the business of America's Lender, Inc. a mortgage originator that utilizes an internet-based wholesale mortgage lending operation that links independent mortgage brokers to an automated underwriting and credit reporting system. The Company paid $2,000,000 in cash and has agreed to pay up to an additional $1,000,000 based upon net loan originations achieved during the first 12-month period. The earn-out is $0.001 for each dollar of net origination volume of the mortgage business that equals or exceeds $500,000,000 during the 12-month period. The Company deposited $500,000 into an interest-bearing escrow account to collateralize the future obligation. Should the earn-out not be earned, the $500,000 deposit will revert back to the Company. The transaction was accounted for a purchase and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over a 15-year period. The assets of America's Lender, Inc. is operated as the Company's wholly owned subsidiary named MortgageLogic.com, Inc. The operations of America's Lender, Inc. are included in the Company's consolidated statement of operations from the date of acquisition.

5. SUBSEQUENT EVENTS

On October 6, 1999, the Company entered into a forward loan sale contract with an investment bank under which it has committed to deliver $280.0 million in loans originated during the period from October 1999 to January 2000. The price received under the commitment includes adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold.

On October 8, 1999, the Company exercised it's option to increase the mandatory delivery commitment with IMPAC Funding Corporation by an amount of $15 million.

6. STOCKHOLDER'S EQUITY

PREFERRED STOCK

The Board of Directors has the authority, without further action by the stockholders of the Company, to issue up to 5,000,000 shares of Preferred Stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions thereof including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of the Common Stock. 570,000 shares have been designated Series A Junior Participating Preferred Stock. The terms and conditions of the Series A Junior Preferred Stock could have the effect of delaying, deferring or preventing a hostile change in control of the Company.

WARRANTS

In connection with the initial public offering, the Company issued warrants to purchase 317,319 shares of Common Stock at an exercise price per share equal to $10.45. The warrants are exercisable over a period of four years, commencing one year from March 10, 1998.

COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of September 30, 1999, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

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

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 5,050 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

The Company's wholesale prime operations consist of its internal wholesale prime business which it established in 1998 and Mortgage Logic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. Through its wholesale prime operations, the Company originates, purchases and shells mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The wholesale prime operations originates a variety of mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $240,000, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.

Approximately 27.9% of total loan production for the three months ended September 30, 1999 consisted of conforming loans. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

The following table shows the Company's mortgage loan originations including brokered loans, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  ----------------------
                                                    1999         1998
                                                  --------      --------
                                                  (DOLLARS IN THOUSANDS)
Mortgage loan originations:
  Subprime .................................      $312,126      $253,024
  Prime ....................................       120,801        30,334
                                                  --------      --------
                                                  $432,927      $283,358
                                                  ========      ========

Mortgage loan sales:
  Subprime .................................      $319,334      $252,845
  Prime ....................................       123,114        29,525
                                                  --------      --------
                                                  $442,448      $282,370
                                                  ========      ========

Gain on sale of mortgage loans:
  Subprime .................................      $  7,180      $ 11,150
  Prime ....................................           324           332
                                                  --------      --------
                                                  $  7,504      $ 11,482
                                                  ========      ========
Origination locations at end of period .....            53            57
                                                  ========      ========

The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues decreased 10% to $14.0 million for the three months ended September 30, 1999 as compared to $15.4 million for the three months ended September 30, 1998.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended September 30, 1999 and 1998 accounted for 51.3% and 60.2% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $12.0 million for the three months ended September 30, 1999, compared to $11.3 million for the three months ended September 30, 1998.

The Company's net income decreased 52% to $1.2 million for the three months ended September 30, 1999, compared to $2.5 million for the three months ended September 30, 1998. The decrease in net income resulted primarily from a reduction in the cash gain on sale of mortgage loans during the period due to secondary marketing conditions.

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

The mortgage loan industry experienced significant turmoil during the nine months ended September 30, 1999 due to a lack of liquidity in the mortgage and asset-backed securitization market. These developments have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Average prices offered by third parties for mortgage loans in the first quarter of 1999 have been less than that which the Company received in the first quarter of 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                        --------------------
                                          1999         1998
                                        -------      -------
                                            (IN THOUSANDS)
Gain on sale of mortgage loans ...      $ 7,504      $11,482
Loan origination income ..........        2,660        1,652
Interest income ..................        3,513        1,903
Other income .....................          344          374
                                        -------      -------
                                        $14,021      $15,411
                                        =======      =======

The decrease in revenues was due primarily to decrease in the cash gain on sales of mortgage loans. Mortgage loan originations increased $149.6 million to $432.9 million for the three months ended September 30, 1999 from $283.4 million for the three months ended September 30, 1998. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans decreased $4.0 million to $7.5 million for the three months ended September 30, 1999 from $11.5 million for the three months ended September 30, 1998. The decrease was due primarily to a decline in the average cash premium paid for non-conforming mortgage loans. The weighted average cash premium paid for subprime mortgage loans sold was 3.52% for the three months ended September 30, 1999 and 5.61% for the three months ended September 30, 1998. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. These payments have decreased in recent periods, which offset the decline in cash premiums paid for subprime mortgage loans for the three months ended September 30, 1999. The weighted average yield spread premiums paid as a percentage of subprime mortgage loans sold for the three months ended September 30, 1999 was 1.27% and for the three months ended September 30, 1998 was 1.20%. The Company received some benefit from recent reduction in yield spread premiums payable to brokers in the quarter ended September 30, 1999. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods or that yield spread premium payments will continue to decline. The weighted average cash premiums paid for prime mortgage loans sold was 0.98% for the three months ended September 30, 1999 and 1.11% for the three months ended September 30, 1998. The weighted average yield spread premium as a percentage of prime mortgage loans sold was 0.72% for the three months ended September 30, 1999, and 0.024% for the three months ended September 30, 1998.

Loan origination income increased to $2.7 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. As a percentage of total revenues, loan origination income for the three months ended September 30, 1999 increased to 19.0% as compared to 10.7% for the three months ended September 30, 1998. This increase was primarily due to a decrease in cash gain on sale of mortgage loans. Loan originations may be adversely affected in future periods as a result of a decrease in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $1.6 million to $3.5 million for the three months ended September 30, 1999 from $1.9 million for the three months ended September 30, 1998. This increase is due to the increase in mortgage loan originations.

Other income, which is comprised of investment income, prepayment penalties and late charges, decreased to $344,000 for the three months ended September 30, 1999 as compared to $374,000 for the three months ended September 30, 1998 as a result of lower interest earned on investments.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              --------------------
                                                1999         1998
                                              -------      -------
                                                 (IN THOUSANDS)
Employees' salaries and commissions ....      $ 6,180      $ 6,823
General and administrative expenses ....        3,239        3,214
Interest expense .......................        2,629        1,295
                                              -------      -------
                                              $12,048      $11,332
                                              =======      =======

Total expenses increased to $12.0 million for the three months ended September 30, 1999 from $11.3 million for the three months ended September 30, 1998. This increase is primarily related to an increase in mortgage loan originations.

Employee salaries and commissions decreased $600,000 to $6.2 million during the three months ended September 30, 1999 from $6.8 million for the three months ended September 30, 1998. The primary reason for the decrease was due to the Company's efforts to reduce costs.

General and administrative expenses increased $25,000 to $3.2 million for the three months ended September 30, 1999 compared to the same corresponding 1998 period.

Interest expense increased $1.3 to $2.6 million for the three months ended September 30, 1999 from $1.3 million for the three months ended September 30, 1998. This increase is due to the increase in mortgage loan originations.

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

        Capital expenditures totaled $259,000 and $411,000 for the three months ended September 30, 1999 and 1998, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

        Cash and cash equivalents were $30.4 million at September 30, 1999. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities.

        As of April 6, 1999, the Company's Board of Directors had authorized the Company to purchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of September 30, 1999, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

        The Company funds its operations through cash reserves, loan sales, net earnings, revolving warehouse credit facilities and an uncommitted master loan repurchase credit agreement, under which it borrows money to finance the origination of mortgage loans. As of September 30, 1999, the Company had three warehouse credit facilities, and one master repurchase credit agreement which provides borrowings in the aggregate up to $300.0 million.

        The Company has entered into a warehouse line of credit agreement with DLJ, which provides for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. At September 30, 1999, borrowings under this line of $120.0 million were collateralized by mortgage loans held for sale. The interest rate is subject to increase based on the length of time loans are held by the Company, and that DLJ receives a security interest on all loans, and other rights in connection herewith, originated by the Company. This line-of-credit matures and is subject to renewal on March 16, 2000.

        In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of September 30, 1999, borrowings under this line were $10.5 million and the interest rate was 6.7%. The warehouse line of credit with Bank United contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million and a debt to adjusted tangible worth ratio not to exceed 15:1, each computed as of the end of each calendar quarter. The Company was in compliance with these covenants as of September 30, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matures and is subject to renewal on February 1, 2000.

        In March 1999, the company entered into a warehouse line of credit with RFC, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of September 30, 1999, borrowings under this line were $10.8 million and the interest rate was 6.6%. The warehouse line of credit with RFC contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million, liquidity of not less than $10.0 million, quarterly net income of not less than zero and a debt to adjusted tangible worth ratio not to exceed 15:1. The Company was in compliance with these covenants as of September 30, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matures and is subject to renewal on March 1, 2000.

        The Company also entered into an uncommitted master repurchase credit agreement with PWRS, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of September 30, 1999, borrowings under this line were $5.5 million and the interest rate was 6.6%.

        The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives, however there is no assurance that the Company will consummate these lines of credit. The Company repays borrowings with proceeds of its loan sales.

        During the three months ended September 30, 1999 and 1998, the Company used cash of $432.9 million and $283.4 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $444.3 million and $282.9 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $7.5 million and $11.5 million, for the three months ended September 30, 1999 and 1998, respectively.

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

        Based on the information available and the interest environment as of September 30, 1999, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

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

        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Irvine, State of California.

        BNC MORTGAGE, INC.

(Registrant)

By: /s/ EVAN R. BUCKLEY                             November 8, 1999
    -----------------------------     ------------------------------------------
    Evan R. Buckley                                       Date
    Chief Executive Officer and
    Secretary

By: /s/ KELLY W. MONAHAN                            November 8, 1999
    -----------------------------     ------------------------------------------
    Kelly W. Monahan                                      Date
    President

By: /s/ PETER R. EVANS                              November 8, 1999
    -----------------------------     ------------------------------------------
    Peter R. Evans                                        Date
    Vice President and
    Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                               DESCRIPTION
    -------                              -----------
      11.1         Statement regarding computation of per share earnings
      27.1         Financial Statement Data Schedule (EDGAR filing only)