Form 10-Q
period 1999-12-31
BNC MORTGAGE INC
filed 2000-02-14
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                        Commission File Number 000-23725



                               BNC MORTGAGE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                            33-0661303
    -------------------------------            ----------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)



                 1063 McGaw Avenue Irvine, California 92614-5532
          -----------------------------------------------------------
          (Address of principal executive offices including ZIP Code)


                                 (949) 260-6000
               ---------------------------------------------------
               (Registrants' telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 12, 2000, registrant had 5,042,350 outstanding shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                                             Page
        Consolidated Balance Sheet as of December 31, 1999 and June 30, 1999 .......................       3

        Consolidated Statement of Income for the Three Months and Six Months Ended
        December 31, 1999 and 1998 .................................................................       4

        Consolidated Statement of Cash flows for the Six Months Ended December 31, 1999
        and 1998 ...................................................................................       5

        Notes to the Consolidated Financial Statements .............................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......       9

Item 3. Quantitative and Qualitative Disclosures about Market Risk .................................      13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................      17

Item 2. Changes in Securities ......................................................................      17

Item 3. Defaults Upon Senior Securities ............................................................      17

Item 4. Submission of Matters to a Vote of Securities Holders ......................................      17

Item 5. Other Information ..........................................................................      17

Item 6. Exhibits and Reports on Form 8-K ...........................................................      17

        (a) Exhibits ...............................................................................      17
        (b) Reports on Form 8-K ....................................................................      17

Signatures .........................................................................................      18

ITEM 1. FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET


                                                          DECEMBER 31, 1999    JUNE 30, 1999
                                                          -----------------    -------------
ASSETS
Cash and cash equivalents .............................      $ 29,941,000      $ 29,867,000
Restricted cash .......................................         1,113,000         1,105,000
Mortgage loans held for sale ..........................       122,289,000       141,749,000
Property and equipment, net ...........................         1,749,000         1,882,000
Goodwill, net .........................................         1,418,000         1,468,000
Deferred income taxes .................................         2,424,000         2,424,000
Notes receivable from officers ........................           150,000           100,000
Other assets ..........................................         3,713,000         3,384,000
                                                             ------------      ------------
        Total assets ..................................      $162,797,000      $181,979,000
                                                             ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line-of-credit ..............................      $120,760,000      $142,163,000
Accounts payable and accrued liabilities ..............         4,641,000         4,955,000
Income taxes payable ..................................         2,442,000         1,945,000
                                                             ------------      ------------

        Total liabilities .............................       127,843,000       149,063,000
                                                             ------------      ------------

Stockholders' equity:
Preferred stock, $.001 par value:
Authorized shares -- 5,000,000
Issued and outstanding shares -- none at
December 31, 1999 and June 30, 1999 ...................                --                --

Common stock, $0.001 par value:
Authorized Shares -- 50,000,000
Issued and outstanding shares 5,042,350 at
December 31, 1999 and 5,092,350 at June 30, 1999 ......             5,000             5,000

Additional paid in capital ............................        11,678,000        11,980,000

Retained earnings .....................................        23,271,000        20,931,000
                                                             ------------      ------------

        Total stockholders' equity ....................        34,954,000        32,916,000
                                                             ------------      ------------

        Total liabilities and stockholders' equity ....      $162,797,000      $181,979,000
                                                             ============      ============


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            DECEMBER 31,                      DECEMBER 31,
                                                   ----------------------------      ----------------------------
                                                       1999             1998             1999             1998
                                                   -----------      -----------      -----------      -----------
Revenues:
Gain on sale of mortgage loans ..............      $ 8,341,000      $10,758,000      $15,845,000      $22,240,000
Loan origination income .....................        2,603,000        2,036,000        5,263,000        3,688,000
Interest income .............................        3,266,000        1,496,000        6,779,000        3,399,000
Other income ................................          386,000          395,000          730,000          769,000
                                                   -----------      -----------      -----------      -----------
        Total revenues ......................       14,596,000       14,685,000       28,617,000       30,096,000
                                                   -----------      -----------      -----------      -----------

Expenses:
Employees' salaries and commissions .........        6,722,000        6,319,000       12,902,000       13,142,000
General and administrative expenses .........        3,518,000        3,764,000        6,757,000        6,978,000
Interest expense ............................        2,415,000          913,000        5,044,000        2,208,000
                                                   -----------      -----------      -----------      -----------

        Total expenses ......................       12,655,000       10,996,000       24,703,000       22,328,000

Income before income taxes ..................        1,941,000        3,689,000        3,914,000        7,768,000

Income tax expense ..........................          781,000        1,475,000        1,574,000        3,103,000
                                                   -----------      -----------      -----------      -----------
        Net income ..........................      $ 1,160,000      $ 2,214,000      $ 2,340,000      $ 4,665,000
                                                   ===========      ===========      ===========      ===========

Basic earnings per share ....................      $      0.23      $      0.40      $      0.46      $      0.82
                                                   ===========      ===========      ===========      ===========

Diluted earnings per share ..................      $      0.23      $      0.40      $      0.46      $      0.82
                                                   ===========      ===========      ===========      ===========

Weighted average shares used in computing
Net income per share:

        Basic Shares ........................        5,101,000        5,534,000        5,115,000        5,709,000
                                                   ===========      ===========      ===========      ===========

        Diluted Shares ......................        5,101,000        5,534,000        5,115,000        5,709,000
                                                   ===========      ===========      ===========      ===========


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                      1999                1998
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income ..............................................................      $   2,340,000       $   4,665,000
  Adjustment to reconcile net income to net cash provided by operating activities:
        Depreciation ......................................................            507,000             432,000
        Amortization ......................................................             50,000                  --
        Origination of mortgage loans held for sale .......................       (846,097,000)       (537,888,000)
        Sales and principal repayments of mortgage loans
        held for sale .....................................................        865,330,000         559,115,000
        Deferred loan origination fees ....................................            227,000             870,000
        Change in accounts payable and accrued liability ..................           (314,000)          2,560,000
        Change in income taxes payable ....................................            497,000           1,186,000
        Change in deferred income taxes ...................................                 --              (1,000)
        Change in notes receivable from officers ..........................            (50,000)                 --
        Change in other assets ............................................           (329,000)            222,000
                                                                                 -------------       -------------
Total adjustments .........................................................         19,821,000          26,496,000
                                                                                 -------------       -------------

 Net cash provided by operating activities ................................         22,161,000          31,161,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures ......................................................           (374,000)           (614,000)
                                                                                 -------------       -------------
Net cash used in investing activities .....................................           (374,000)           (614,000)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse line of credit ....................................        (21,403,000)        (20,022,000)
Repurchase of common stock ................................................           (302,000)         (2,959,000)
Increase in restricted cash ...............................................             (8,000)             38,000
                                                                                 -------------       -------------
Net cash used in financing activities .....................................        (21,713,000)        (22,943,000)
                                                                                 -------------       -------------
Net increase in cash and cash equivalents .................................             74,000           7,604,000

Cash and cash equivalents, beginning of the period ........................         29,867,000          25,890,000
                                                                                 -------------       -------------

Cash and cash equivalents, end of the period ..............................      $  29,941,000       $  33,494,000
                                                                                 =============       =============


                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 5,927 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

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

2. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 37.8% of these properties are located in California as of December 31, 1999. Mortgage loans held for sale include net deferred fees and costs of $227,000 and ($1,287,000) at December 31, 1999 and June 30, 1999,
respectively.

3. WAREHOUSE LINES OF CREDIT

The Company has entered into a warehouse line-of-credit agreement with DLJ, which provides for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. At December 31, 1999 and June 30, 1999 borrowings under this line of $87.6 million and $120.0 million are collateralized by mortgage loans held for sale. This line-of-credit matures and is subject to renewal on March 16, 2000. However, DLJ has indicated to the Company that they currently do not intend to renew the line upon its expiration.

In February 1999, the Company entered into a warehouse line-of-credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of December 31, 1999 and June 30, 1999, borrowings under this line of $16.6 million and $5.1 million are collateralized by mortgage loans held for sale with an interest rate of 6.41%. This line-of-credit matured on February 1, 2000. However, the Company is still using this warehouse line of credit and the Company is negotiating to increase the warehouse line to 75.0 million and extend the October 31, 2000 expiration date.

In March 1999, the Company entered into a warehouse line-of-credit with Residential Funding Corporation, ("RFC"), which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of December 31, 1999 and June 30, 1999, borrowings under this line of $16.6 million and $14.7 million are collateralized by mortgage loans held for sale with an interest rate of 7.74%. This line-of-credit matures and is subject to renewal on March 1, 2000. The company is currently negotiating to increase the warehouse line to 100.0 million and extend the maturity date to July 31, 2000.

Mortgage Logic.com, Inc. entered into an uncommitted master repurchase credit agreement with Paine Webber Real Estate Securities which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of December 31, 1999, and June 30, 1999, borrowings under this line of $0 and $2.4 million are collateralized by mortgage loans held for sale with an interest rate of 7.28%.

Under the Bank United and RFC credit agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum tangible net worth of $25.0 million, a debt to tangible worth ratio not to exceed 15:1, other financial ratios, and the maintenance of a quarterly net income not less than zero. Further, absent the consent of Bank United, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At December 31, 1999, the Company was in compliance with the aforementioned covenants.

The weighted average interest rates on line-of-credit borrowings for the quarter ended December 31, 1999 and the year ended June 30, 1999 were 7.0% and 6.9%, respectively.

4. COMMITMENTS AND CONTINGENCIES

FORWARD LOAN SALES COMMITMENTS

On October 6, 1999, the Company entered into a forward loan sale contract with an investment bank under which it has committed to deliver $280.0 million in loans originated during the period from October 1999 to January 2000. The price received under the commitment included adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold. As of December 31, 1999 $278.4 million loans were sold under this commitment.

In July 1999, the Company entered into a $10.0 million mandatory delivery commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The commitment is for a 9-month period and provides options to increase the commitment to $40.0 million. On October 8, 1999, the Company exercised its option to increase the mandatory delivery commitment by an amount of $15.0 million. Upon expiration of the commitment term, the Company shall pay a commitment fee equal to 0.125% of the unused portion of the initial commitment and unused portion of any optional commitments that were exercised. At December 31, 1999, $18.5 million loans had been sold under this commitment.

REPURCHASE OBLIGATION

The Company engages in loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1.5 million and $1.4 million at December 31, 1999 and June 30, 1999, respectively, is included in accounts payable and accrued liabilities.

BUSINESS ACQUISITION

On February 26, 1999, the Company acquired certain assets and the business of America's Lender, Inc. a mortgage originator that utilizes an internet-based wholesale mortgage lending operation that links independent mortgage brokers to an automated underwriting and credit reporting system. The Company paid $2.0 million in cash and has agreed to pay up to an additional $1.0 million based upon net loan originations achieved during the first 12-month period. The earn-out is $0.001 for each dollar of net origination volume of the mortgage business that equals or exceeds $500.0 million during the 12-month period. The Company deposited $500,000 into an interest-bearing escrow account to collateralize the future obligation. Should the earn-out not be earned, the $500,000 deposit will revert back to the Company. The transaction was accounted as a purchase and the excess of cost over fair value of the net assets acquired as being amortized on a straight-line basis over a 15-year period. America's Lender, Inc. is operated as the Company's wholly owned subsidiary named Mortgage Logic.com, Inc. The operations of America's Lender, Inc. are included in the Company's consolidated statement of operations from the date of acquisition.

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

COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of December 31, 1999, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

6. SUBSEQUENT EVENT

On February 4, 2000, the Company entered into a definitive merger agreement providing for the acquisition of the Company by an investor group led by senior management of the Company. Under the terms of the merger agreement, which was unanimously approved by the Company's Board of Directors after receiving the unanimous recommendation of a Special Committee of independent members of the Board, BNCM Acquisition Co., a company formed by the investor group, will acquire the Company for an aggregate of approximately $47 million, which is equal to $10.00 per share for the outstanding shares of the Company's common stock not retained by the investor group. If this transaction is not consummated, under certain circumstances, including acceptance by the Company of a superior proposal, the Company could be required to pay as much as $2.0 million to BNCM Acquisition Company. The transaction is subject to the satisfaction of certain conditions including stockholder approval and receipt of necessary governmental and regulatory approvals. It is anticipated that the transaction will be consummated on or before July 31, 2000.


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

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $240,000 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 5,927 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

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

During the quarter ended December 31, 1999, the Company's wholesale prime operations continued to reduce its staff and the Company relocated Mortgage Logic.com, Inc.'s operations to the Company's corporate facilities. Furthermore, the Company filed a lawsuit against America's Lender, Inc. and it's principals for breaches of certain provisions of the agreement for the purchase of certain assets and the assumption of certain liabilities of America's Lender, Inc.

Approximately 21.3% of total loan production for the three months ended December 31, 1999 consisted of conforming loans. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:


                                                  Three Months Ended            Six Months Ended
                                                     December 31                  December 31
                                                ----------------------      ----------------------
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
                                                (Dollars in Thousands)      (Dollars in Thousands)
Mortgage loan originations
        Subprime .........................      $325,154      $220,654      $637,280      $473,697
        Prime ............................        88,016        33,856       208,817        64,190
                                                --------      --------      --------      --------
                                                $413,170      $254,510      $846,097      $537,887
                                                ========      ========      ========      ========
Mortgage loan sales
        Subprime .........................      $329,107      $239,181      $648,441      $492,027
        Prime ............................        81,909        36,460       205,023        65,985
                                                --------      --------      --------      --------
                                                $411,016      $275,642      $853,464      $558,012
                                                ========      ========      ========      ========
Gain on sale of mortgage loans
        Subprime .........................      $  7,968      $ 10,508      $ 15,148      $ 21,658
        Prime ............................           373           250           697           582
                                                --------      --------      --------      --------
                                                $  8,341      $ 10,758      $ 15,845      $ 22,240
                                                ========      ========      ========      ========

Origination locations at end of period ...            50            55            50            55
                                                ========      ========      ========      ========


The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues decreased 1% to $14.6 million for the three months ended December 31, 1999 as compared to $14.7 million for the three months ended December 31, 1998.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended December 31, 1999 and 1998 accounted for 53.1% and 57.5% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $12.7 million for the three months ended December 31, 1999, compared to $11.0 million for the three months ended December 31, 1998.

The Company's net income decreased to $1.2 million for the three months ended December 31, 1999, compared to $2.2 million for the three months ended December 31, 1998. The decrease in net income resulted primarily from a reduction in the cash gain on sale of mortgage loans during the period due to secondary marketing conditions.

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

The mortgage loan industry experienced significant turmoil during the twelve months ended December 31, 1999 due to a lack of liquidity in the mortgage and asset-backed securitization market. These developments in the mortgage and asset-backed securitization markets have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Average prices offered by third parties for mortgage loans in the second quarter of 1999 have been less than that which the Company received in the comparable quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:


                                         Three Months Ended
                                              December 31
                                         --------------------
                                          1999         1998
                                         -------      -------
                                        (Dollars in Thousands)
Gain on sale of mortgage loans ....      $ 8,341      $10,758
Loan origination income ...........        2,603        2,036
Interest income ...................        3,266        1,496
Other income ......................          386          395
                                         -------      -------
                                         $14,596      $14,685
                                         =======      =======


The decrease in revenues was due primarily to decrease in the cash gain on sales of mortgage loans. Mortgage loan originations increased $158.7 million to $413.2 million for the three months ended December 31, 1999 from $254.5 million for the three months ended December 31, 1998. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans decreased $2.5 million to $8.3 million for the three months ended December 31, 1999 from $10.8 million for the three months ended December 31, 1998. The decrease was due primarily to a decline in the average cash premium paid for non-conforming mortgage loans. The weighted average cash premium paid for subprime mortgage loans sold was 3.56% for the three months ended December 31, 1999 and 5.34% for the three months ended December 31, 1998. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. The weighted average yield spread premiums paid as a percentage of subprime mortgage loans sold for the three months ended December 31, 1999 was 1.14% and for the three months ended December 31, 1998 was 0.95%. The weighted average cash premiums paid for prime mortgage loans sold was 1.37% for the three months ended December 31, 1999 and 1.14% for the three months ended December 31, 1998. The weighted average yield spread premium as a percentage of prime mortgage loans sold was 0.92% for the three months ended December 31, 1999, and 0.46% for the three months ended December 31, 1998.

Loan origination income increased to $2.6 million for the three months ended December 31, 1999 from $2.0 million for the three months ended December 31, 1998. As a percentage of total revenues, loan origination income for the three months ended December 31, 1999 increased to 17.8% as compared to 13.9% for the three months ended December 31, 1998. Loan originations may be adversely affected in future periods as a result of an increase in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $1.8 million to $3.3 million for the three months ended December 31, 1999 from $1.5 million for the three months ended December 31, 1998. This increase is due to the increase in mortgage loan originations.

Other income, which is comprised of investment income, prepayment penalties and late charges, decreased to $386,000 for the three months ended December 31, 1999 as compared to $395,000 for the three months ended December 31, 1998 as a result of lower interest earned on investments.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:


                                               Three Months Ended
                                                  December 31
                                              --------------------
                                                1999        1998
                                              -------      -------
                                             (Dollars in Thousands)
Employees' salaries and commissions ....      $ 6,722      $ 6,319
General and administrative expenses ....        3,518        3,764
Interest expense .......................        2,415          913
                                              -------      -------
                                              $12,655      $10,996
                                              =======      =======


Total expenses increased to $12.7 million for the three months ended December 31, 1999 from $11.0 million for the three months ended December 31, 1998. This increase is related to an increase in mortgage loan originations.

Employee salaries and commissions increased $400,000 to $6.7 million during the three months ended December 31, 1999 from $6.3 million for the three months ended December 31, 1998. The primary reason for the increase was due to an increase in mortgage loan originations.

General and administrative expenses decreased to $3.5 million for the three months ended December 31, 1999 compared to the $3.8 million in the corresponding 1998 period.

Interest expense increased $1.5 million to $2.4 million for the three months ended December 31, 1999 from $900,000 for the three months ended December 31, 1998. This increase is due to the increase in mortgage loan originations.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:


                                           Six Months Ended
                                             December 31,
                                         --------------------
                                           1999        1998
                                         -------      -------
                                        (Dollars in Thousands)
Gain on sale of mortgage loans ....      $15,845      $22,240
Loan origination income ...........        5,263        3,688
Interest income ...................        6,779        3,399
Other income ......................          730          769
                                         -------      -------
                                         $28,617      $30,096
                                         =======      =======


The decrease in revenues was due primarily to a decrease in the cash gain on sales of mortgage loans. Mortgage loan originations increased $308.2 million to $846.1 million for the six months ended December 31, 1999 from $537.9 million for the six months ended December 31, 1998. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans decreased $6.4 million to $15.8 million for the six months ended December 31, 1999 from $22.2 million for the six months ended December 31, 1998. The decrease was due primarily to a decrease in the price paid for mortgage loans sold. The weighted average cash premium paid for mortgage loans sold was 3.54% for the six months ended December 31, 1999 and 5.48% for the six months ended December 31, 1998. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the six months ended December 31, 1999.

Loan origination income increased to $5.3 million for the six months ended December 31, 1999 from $3.7 million for the six months ended December 31, 1998. As a percentage of total revenues, loan origination income for the six months ended December 31, 1999 increased to 18.4% as compared to 12.3% for the six months ended December 31, 1998. This increase was a result of increase in loan origination charges in its loan products.

Interest income increased $3.4 million to $6.8 million for the six months ended December 31, 1999 from $3.4 million for the six months ended December 31, 1998. This increase is primarily attributable to the increase in loan originations.

Other income, which is comprised of investment income, prepayment penalties and late charges, decreased to $730,000 for the six months ended December 31, 1999 as compared to $769,000 for the six months ended December 31, 1998 largely as a result of using more cash for funding loans and to acquire America's Lender, Inc.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:


                                                SIX MONTHS ENDED
                                                   DECEMBER 31
                                              --------------------
                                                1999        1998
                                              -------      -------
                                             (DOLLARS IN THOUSANDS)
Employees' salaries and commissions ....      $12,902      $13,142
General and administrative expenses ....        6,757        6,978
Interest expense .......................        5,044        2,208
                                              -------      -------
                                              $24,703      $22,328
                                              =======      =======


Total expenses increased to $24.7 million for the six months ended December 31, 1999 from $22.3 million for the six months ended December 31, 1998. This increase is related to interest paid on warehouse lines of credit and to an increase in mortgage loan originations. Total expenses are expected to be positively affected by decreased employee compensation, a reduction in staffing and a decrease in loan originations.

Employee salaries and commissions decreased $200,000 to $12.9 million during the six months ended December 31, 1999 from $13.1 million for the six months ended December 31, 1998. The primary reason for the decrease was due to a decrease in staffing and strategic branch closures.

General and administrative expenses decreased $200,000 to $6.8 million for the six months ended December 31, 1999 from $7.0 million for the six months ended December 31, 1998. This decrease is due primarily to cost reduction measures implemented by the Company.

Interest expense increased $2.8 million to $5.0 million for the six months ended December 31, 1999 from $2.2 million for the six months ended December 31, 1998. This increase is due to the increase in mortgage loans originations.


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

Based on the information available and the interest environment as of December 31, 1999, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

YEAR 2000

The Company did not experience any adverse effects related to the Year 2000 issue neither in its internal operation systems nor with its principal service providers. The Company will continue to monitor for any affects of the Year 2000 issue during the current quarter. Even though management does not expect any adverse implications, there can be no assurance that the Company will not be affected by the Year 2000 issue. The costs associated in achieving Year 2000 compliance did not have a material impact on the Company's business operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of cash flow include cash gain on sale of mortgage loans, origination income, net interest income and borrowings. The Company sells its mortgage loans generally on a monthly basis to generate cash for operations. The Company's uses of cash in the short-term include the funding of mortgage loan originations, payment of interest, repayment of amounts borrowed under warehouse lines of credit, operating and administrative expenses, start-up costs for new origination locations, income taxes and capital expenditures. Long- term uses of cash may also include the funding of securitization activities and selective acquisitions of other specialty finance companies or portfolios of loan assets.

Capital expenditures totaled $374,000 and $614,000 for the six months ended December 31, 1999 and 1998, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

Cash and cash equivalents were $29.9 million at December 31, 1999. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March 1998 the Company concluded its initial public offering and received net proceeds of $16.2 million from the Offering.

As of April 6, 1999, the Company's Board of Directors had authorized the Company to purchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of December 31, 1999, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

The Company funds its operations through cash reserves, loan sales, net earnings, revolving warehouse credit facilities and an uncommitted master loan repurchase credit agreement, under which it borrows money to finance the origination of mortgage loans. As of December 31, 1999, the Company had three warehouse credit facilities, and one master repurchase credit agreement which provides borrowings in the aggregate up to $300.0 million.

The Company has entered into a warehouse line of credit agreement with DLJ, which provides for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. As of December 31, 1999, borrowings under this line of $87.6 million were collateralized by mortgage loans held for sale. The interest rate is subject to increase based on the length of time loans are held by the Company, and that DLJ receives a security interest on all loans, and other rights in connection herewith, originated by the Company. This line of credit matures and is subject to renewal on March 16, 2000. However DLJ has indicated to the Company that they currently do not intend to renew the line upon its expiration.

In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of December 31, 1999, borrowings under this line were $16.6 million and the interest rate was 6.41%. The warehouse line of credit with Bank United contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million and a debt to adjusted tangible net worth ratio not to exceed 15:1, each computed as of the end of each calendar quarter. The Company was in compliance with these covenants as of December 31, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matured on February 1, 2000. However, The Company is still using this warehouse line of credit and the company is negotiating to increase the warehouse line to $75.0 million and extend the to October 31, 2000 expiration date.

In March 1999, the Company entered into a warehouse line of credit with RFC, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $65,000. As of December 31, 1999, borrowings under this line were $16.6 million and the interest rate was 7.74%. The warehouse line of credit with RFC contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million, liquidity of not less than $10.0 million, quarterly net income of not less than zero and a debt to adjusted tangible worth ratio not to exceed 15:1. The Company was in compliance with these covenants as of December 31, 1999. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matures and is subject to renewal on March 1, 2000. The company is currently negotiating to increase the warehouse line to $100.0 million and extend the maturity date to July 31, 2000.

The Company also entered into an uncommitted master repurchase credit agreement with PWRS, which provides for borrowing up to $50.0 million with a floating interest rate based on the LIBOR rate. As of December 31, 1999, there were no borrowings under this line were $0 and the interest rate was 7.28%.

The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives, however, there is no assurance that the Company will consummate these lines of credit. The Company repays borrowings with proceeds of its loan sales.

During the six months ended December 31, 1999 and 1998, the Company used cash of $846.1 million and $537.9 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $865.3 million and $559.1 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $15.8 million and $22.2 million, for the six months ended December 31, 1999 and 1998, respectively.

The Company's ability to continue to originate loans is dependent in large part upon its ability to sell the mortgage loans at par or for a premium in the secondary market in order to generate cash proceeds to repay borrowings under the warehouse facility, thereby creating borrowing capacity to fund new originations. The value of an market for the Company's loans are dependent upon a number of factors, including the borrower credit risk classification, loan-to-value ratios and interest rates, general economic conditions, warehouse facility interest rates and governmental regulations.

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

Based on the information available and the interest environment as of December 31, 1999, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

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

ITEM 3.         Defaults upon Senior Securities - Not Applicable

ITEM 4.         Submission of Matters to a Vote of Security Holders

                On December 14, 1999, the Company held it's annual meeting of stockholders. Of the total number of shares eligible to vote 5,042,350, 4,816,803 votes were returned, or 96% formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I -- Election of Class II Directors, Proposal II -- Amendment to the Company's Certificate of Incorporation to enable the Board of Directors to amend as adopted the Bylaws, Proposal III -- Ratify appointment of Company's independent auditors, Ernst & Young, LLP.

                The results of voting on these proposals are as follows:

                Proposal I -- Election Class II Directors

                     Kelly W. Monahan and Keith C. Honig were re-elected as directors.

                A different class of Director is elected annually at the Company's annual stockholders meeting.

                Proposal II -- Amendment to the Company's Certificate of Incorporation.

                Proposal II was approved with 2,707,934 shares voted for, 403,984 voted against and 1,704,885 abstained from voting.

                Proposal III -- Appointment of Independent Auditors

                Proposal III was approved with 4,797,003 shares voted for, 14,100 voted against, and 5,700 abstained from voting thereby ratifying the appointment of Ernst & Young, LLP as the Company's independent auditors.

ITEM 5.         Other Information - Not Applicable

ITEM 6.         Exhibits and Reports on form 8-K

                (a) Exhibits

                     3.1 Certificate of Amendment of the Certificate of Incorporation filed on December 16, 1999.

                    11.1   Statement regarding computation of per share earnings

                    27.1   Financial Statement Data Schedule (EDGAR filing only)

                (b) Reports on form 8-K

                    On February 7, 2000 a Form 8-K was filed with the Securities and Exchange Commission reporting items 5 and 7.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized, in the City of Irvine, State of California.


BNC MORTGAGE, INC.
(Registrant)

By:            /s/EVAN R. BUCKLEY                                February 14, 2000
                                                                 -----------------
               Evan R. Buckley                                         Date
               Chief Executive Officer and
               Secretary


By:            /s/KELLY W. MONAHAN                               February 14, 2000
                                                                 -----------------
               Kelly W. Monahan                                        Date
               President


By:            /s/PETER R. EVANS                                 February 14, 2000
                                                                 -----------------
               Peter R. Evans                                          Date
               Vice President and
               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                           Description
------                           -----------

  3.1 Certificate of Amendment of the Certificate of Incorporation filed on December 16, 1999.

 11.1    Statement regarding computation of per share earnings

 27.1    Financial Statement Data Schedule (EDGAR filing only)
