Form 10-Q
period 2000-03-31
BNC MORTGAGE INC
filed 2000-05-15
CIK 1003213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                   to
                                  -------------------   -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 15, 2000 registrant had 5,151,194 outstanding shares of Common Stock.

                               BNC MORTGAGE, INC.

                                TABLE OF CONTENTS

                                  TO FORM 10-Q

           FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

                                                                                   PAGE
                                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheet as of March 31, 2000 and June 30, 1999............3

         Consolidated Statement of Income for the Three Months and
         Nine Months Ended March 31, 2000 and 1999....................................4

         Consolidated Statement of Cash flows for the Nine Months
         Ended March 31, 2000 and 1999................................................5

         Notes to the Consolidated Financial Statements...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations........................................................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................16

Item 2.  Changes in Securities.......................................................16

Item 3.  Defaults Upon Senior Securities.............................................16

Item 4.  Submission of Matters to a Vote of Securities Holders.......................16

Item 5.  Other Information...........................................................16

Item 6.  Exhibits and Reports on Form 8-K............................................16

         (a) Exhibits................................................................16

         (b) Reports on Form 8-K.....................................................16

Signatures...........................................................................17

ITEM 1. FINANCIAL STATEMENTS

                               BNC MORTGAGE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                         MARCH 31, 2000       JUNE 30, 1999
                                                         --------------       -------------
ASSETS
Cash and cash equivalents.............................    $ 22,103,000        $ 29,867,000
Restricted cash.......................................       1,117,000           1,105,000
Mortgage loans held for sale..........................     112,583,000         141,749,000
Property and equipment, net...........................       1,667,000           1,882,000
Goodwill, net.........................................              --           1,468,000
Deferred income taxes.................................       3,181,000           2,424,000
Notes receivable from officers........................         150,000             100,000
Other assets..........................................       2,710,000           3,384,000
                                                          ------------        ------------
        Total assets..................................    $143,511,000        $181,979,000
                                                          ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse line-of-credit..............................    $103,469,000        $142,163,000
Accounts payable and accrued liabilities..............       5,089,000           4,955,000
Income taxes payable..................................         419,000           1,945,000
                                                          ------------        ------------
        Total liabilities.............................     108,977,000         149,063,000
                                                          ------------        ------------

Stockholders' equity:
Preferred stock, $.001 par value:

Authorized shares -- 5,000,000
Issued and outstanding shares -- none at
March 31, 2000 and June 30, 1999                                    --                  --

Common stock, $0.001 par value:

Authorized Shares -- 50,000,000
Issued and outstanding shares 5,151,194 at
March 31, 2000 and 5,092,350 at June 30, 1999.........           5,000               5,000

Additional paid in capital............................      12,341,000          11,980,000

Retained earnings.....................................      22,188,000          20,931,000
                                                          ------------        ------------
        Total stockholders' equity....................      34,534,000          32,916,000
                                                          ------------        ------------
        Total liabilities and stockholders' equity....    $143,511,000        $181,979,000
                                                          ============        ============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                          MARCH 31,                           MARCH 31,
                                               ------------------------------      ----------------------------
                                                   2000              1999              2000             1999
                                               ------------       -----------      -----------      -----------
Revenues:
Gain on sale of mortgage loans..............   $  7,003,000       $ 5,498,000      $22,848,000      $27,738,000
Loan origination income.....................      2,327,000         1,927,000        7,590,000        5,615,000
Interest income.............................      3,381,000         2,494,000       10,160,000        5,893,000
Other income................................        385,000           353,000        1,115,000        1,122,000
                                               ------------       -----------      -----------      -----------
        Total revenues......................     13,096,000        10,272,000       41,713,000       40,368,000
                                               ------------       -----------      -----------      -----------
Expenses:
Employees' salaries and commissions.........      6,796,000         5,221,000       19,698,000       18,363,000
General and administrative expenses.........      5,642,000         2,452,000       12,399,000        9,430,000
Interest expense............................      2,463,000         1,547,000        7,507,000        3,755,000
                                               ------------       -----------      -----------      -----------

        Total expenses......................     14,901,000         9,220,000       39,604,000       31,548,000

Income (loss) before income taxes...........     (1,805,000)        1,052,000        2,109,000        8,820,000

Income tax expense (credits)................       (722,000)          410,000          852,000        3,513,000
                                               ------------       -----------      -----------      -----------
        Net income (loss)...................   $ (1,083,000)      $   642,000      $ 1,257,000      $ 5,307,000
                                               ============       ===========      ===========      ===========

Basic earnings (loss) per share.............   $      (0.21)      $      0.12      $      0.25      $      0.94
                                               ============       ===========      ===========      ===========

Diluted earnings (loss) per share...........   $      (0.21)      $      0.12      $      0.24      $      0.94
                                               ============       ===========      ===========      ===========

Weighted average shares used in computing
Net income (loss) per share:
        Basic Shares........................      5,138,000         5,418,000        5,122,000        5,613,000
                                               ============       ===========      ===========      ===========

        Diluted Shares......................      5,138,000         5,418,000        5,138,000        5,613,000
                                               ============       ===========      ===========      ===========

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                           MARCH 31,
                                                              -----------------------------------
                                                                   2000                  1999
                                                              ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income...............................................   $     1,257,000       $   5,307,000
  Adjustment to reconcile net income to net cash
    provided by operating activities:
        Depreciation.......................................           756,000             662,000
        Amortization.......................................            75,000               8,000
        Origination of mortgage loans held for sale........    (1,248,727,000)       (877,100,000)
        Sales and principal repayments of mortgage
          loans held for sale..............................     1,277,366,000         846,032,000
        Deferred loan origination fees.....................           527,000             395,000
        Change in accounts payable and accrued liability...           134,000           2,977,000
        Change in income taxes payable.....................        (1,526,000)            937,000
        Change in deferred income taxes....................          (757,000)             (1,000)
        Change in notes receivable from officers...........           (50,000)                 --
        Change in other assets.............................           674,000            (160,000)
                                                              ---------------       -------------
Total adjustments..........................................        28,472,000         (26,250,000)
                                                              ---------------       -------------

 Net cash provided by operating activities.................        29,729,000         (20,943,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.......................................          (541,000)           (654,000)
Purchase of America's Lender, Inc..........................                 0          (2,044,000)
Writeoff on Mortgage Logic.com.............................         1,393,000                   0
                                                              ---------------       -------------
Net cash used in investing activities......................           852,000          (2,698,000)


CASH FLOWS FROM FINANCING ACTIVITIES
Net change in warehouse line of credit.....................       (38,694,000)         29,334,000
Repurchase of common stock.................................          (302,000)         (2,959,000)
Proceeds from exercise of stock options....................           663,000                  --
Increase in restricted cash................................           (12,000)           (462,000)
                                                              ---------------       -------------
Net cash used in financing activities......................       (38,345,000)         25,913,000
                                                              ---------------       -------------
Net increase in cash and cash equivalents..................        (7,764,000)          2,272,000

Cash and cash equivalents, beginning of the period.........        29,867,000          25,890,000
                                                              ---------------       -------------

Cash and cash equivalents, end of the period...............   $    22,103,000       $  28,162,000
                                                              ===============       =============

                             See accompanying notes.

                               BNC MORTGAGE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF THE BUSINESS

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $252,700 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 6,402 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

The Company's wholesale prime operations consist of its internal wholesale prime business which it established in 1998 and Mortgage Logic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. The Company is currently in the process of discontinuing its' wholesale prime operations, which it anticipates will be completed by the end of the calendar year. Through its wholesale prime operations, the Company originates, purchases and sells mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The wholesale prime operations originates a variety of mortgage loans including (i) loans which qualify for inclusion in guarantee programs sponsored by FNMA or FHLMC, (ii) non-conforming mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $252,700, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.

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

2. MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are collateralized by first and second trust deeds on underlying real properties and are used as collateral for the Company's borrowings. Approximately 26.0% of these properties are located in California as of March 31, 2000. Mortgage loans held for sale include net deferred fees of $760,000 and $1,287,000 at March 31, 2000 and June 30, 1999, respectively.

3. WAREHOUSE LINES OF CREDIT

Until March 2000, the Company had a warehouse line-of-credit agreement with DLJ, which provided for borrowings up to $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. At March 31, 2000 and June 30, 1999 borrowings under this line of $0 and $120.0 million were collateralized by mortgage loans held for sale. This line-of-credit matured on March 16, 2000. DLJ did not renew the line upon its expiration.

In February 1999, the Company entered into a warehouse line-of-credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of March 31, 2000 and June 30, 1999, borrowings under this line of $33.2 million and $5.1 million were collateralized by mortgage loans held for sale with an interest rate of 7.55%. This line-of-credit matured on February 1, 2000. However, the Company is still using this warehouse line of credit and the Company is negotiating to increase the warehouse line to $75.0 million and extend the expiration date to October 31, 2000.

In March 2000, the Company amended its $50.0 million warehouse line-of-credit with Residential Funding Corporation, ("RFC"), to provide for borrowings up to $100.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $52,000 was paid. As of March 31, 2000 and June 30, 1999, borrowings under this line of $48.8 million and $14.7 million were collateralized by mortgage loans held for sale with an interest rate of 7.38%. This line-of-credit matures and is subject to renewal on July 31, 2000.

Under the Bank United and RFC agreements, the Company must comply with certain financial and other covenants, including the maintenance of a minimum tangible net worth of $25.0 million, a debt to tangible worth ratio not to exceed 15:1, other financial ratios, and the maintenance of a quarterly net income not less than zero. Further, absent the consent of Bank United, such covenants prohibit the Company from declaring or paying any dividends on any shares of the Company's common stock. At March 31, 2000, the Company was in compliance with the aforementioned covenants, except for the maintenance of quarterly net income, which all the lenders waived.

In March 2000, the Company entered into an uncommitted master loan and security agreement with PaineWebber Real Estate Securities, Inc. ("PWRS"), which provides for borrowings up to $150.0 million with a floating interest rate based on the LIBOR rate. As of March 31, 2000, the borrowings under this line were $21.5 million and the interest rate was 7.13%. The warehouse line of credit with PWRS contains certain financial covenants, including the requirement that the Company maintain a tangible net worth of not less than $25.0 million, liquidity of not less than $7.0 million, the maintenance of income before income taxes of not less than zero for three consecutive quarters and a debt to tangible net worth ratio not to exceed 15:1. The Company was in compliance with all these covenants as of March 31, 2000, except for the quarterly income covenant which was waived by PWRS. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto.

In February 1999, Mortgage Logic.com, Inc. entered into an uncommitted master repurchase credit agreement with Paine Webber Real Estate Securities which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of March 31, 2000, and June 30, 1999, borrowings under this line of $0 and $2.4 million are collateralized by mortgage loans held for sale with an interest rate of 7.28%. The Company has discontinued using this facility.

The weighted average interest rates on line-of-credit borrowings for the quarter ended March 31, 2000 and the year ended June 30, 1999 were 7.34% and 6.9%, respectively.

4. COMMITMENTS AND CONTINGENCIES

FORWARD LOAN SALES COMMITMENTS

On March 10, 2000, the Company entered into a forward loan sale contract with an investment bank under which it has committed to deliver $434.0 million in loans originated during the period from March 2000 to July 2000. The price received under the commitment included adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold. As of March 31, 2000, $47.1 million loans were sold under this commitment.

On October 6, 1999, the Company entered into a forward loan sale contract with an investment bank under which it has committed to deliver $280.0 million in loans originated during the period from October 1999 to January 2000. The price received under the commitment included adjustments for the actual weighted average coupons, weighted average margins and prepayment terms of the loans sold. As of March 31, 2000, $381.0 million loans were sold under this commitment.

In July 1999, the Company entered into a $10.0 million mandatory delivery commitment to sell certain nonconforming mortgage loans at current market rates to Impac Funding Corporation. The commitment is for a 9-month period and provides options to increase the commitment to $40.0 million. On October 8, 1999, the Company exercised its option to increase the mandatory delivery commitment by an amount of $15.0 million. Upon expiration of the commitment term, the Company shall pay a commitment fee equal to 0.125% of the unused portion of the initial commitment and unused portion of any optional commitments that were exercised. At March 31, 2000, $21.7 million loans had been sold under this commitment.

REPURCHASE OBLIGATION

The Company engages in loan sales pursuant to agreements that generally require the Company to repurchase or substitute loans in the event of a breach of representation or warranty made by the Company to the loan purchaser, any misrepresentation during the mortgage loan origination process or, in some cases, upon any fraud or first payment default on such mortgage loans. A reserve for potential repurchases of $1.5 million and $1.4 million at March 31, 2000 and June 30, 1999, respectively, is included in accounts payable and accrued liabilities.

BUSINESS ACQUISITION

On February 26, 1999, the Company acquired certain assets and the business of America's Lender, Inc. a mortgage originator that utilizes an internet-based wholesale mortgage lending operation that links independent mortgage brokers to an automated underwriting and credit reporting system. The Company paid $2.0 million in cash and has agreed to pay up to an additional $1.0 million based upon net loan originations achieved during the first 12-month period. The earn-out is $0.001 for each dollar of net origination volume of the mortgage business that equals or exceeds $500.0 million during the 12-month period. The Company deposited $500,000 into an interest-bearing escrow account to collateralize the future obligation. Should the earn-out not be earned, the $500,000 deposit will revert back to the Company. The transaction was accounted as a purchase and the excess of cost over fair value of the net assets acquired is being amortized on a straight-line basis over a 15-year period. America's Lender, Inc. is operated as the Company's wholly owned subsidiary named Mortgage Logic.com, Inc. The operations of America's Lender, Inc. are included in the Company's consolidated statement of operations from the date of acquisition. In March 2000, the Company wrote off the unamortized balance of goodwill in the amount of $1.4 million. Furthermore, the Company is currently in the process of discontinuing its wholesale prime operations, of which Mortgage Logic.com, Inc. is a part.

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

COMMON STOCK REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of March 31, 2000, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and notes included in Item 1 of this 10-Q.

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Such risks and uncertainties include, but are not limited to, changes in the performance of the financial markets, changes in the demand for and market acceptance of the Company's products, changes in the mortgage lending industry or changes in general economic conditions, including interest rates; the impact of competition; changes in the value of real estate; the ability to maintain and increase sources of funding; and other risks disclosed from time to time in the Company's SEC reports and filings. Forward-looking statements used in this report can be identified by the use of words such as: "could," "may," "will," "expects," "anticipates," "believes," and the negatives or derivatives thereof, and similar expressions. Investors are encouraged to fully examine such risks prior to making an investment decision in the Company's securities.

GENERAL

BNC Mortgage, Inc. ("BNC" or the "Company"), is a specialty finance company engaged in the business of originating, purchasing and selling, on a whole loan basis for cash, non-conforming and, to a lessor extent, conforming, residential mortgage loans secured by one-to-four family residences. The term "non-conforming loans" as used herein means (i) subprime loans, which are loans made to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources, whether for reasons of credit impairment, income qualification, credit history or a desire to receive funding on an expedited basis and (ii) non-conforming loan products for primarily high credit borrowers whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through the Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC"), but where the loan itself fails to meet conventional mortgage guidelines, such as the principal balance exceeds the maximum loan limit of $252,700 or the loan structure documentation does not conform to agency requirements. The Company's loans are made primarily to refinance existing mortgages, consolidate other debt, finance home improvements, education and other similar needs, and, to a lesser extent, to purchase single family residences. The Company originates and purchases loans through its: (i) wholesale subprime operations through which it has relationships with approximately 6,402 approved independent loan brokers and which to date has accounted for the majority of the Company's total loan originations and (ii) wholesale prime operations through which it originates conforming loans that meet FNMA, FHLMC and other conventional mortgage guidelines and non-conforming loan products which are not subprime loans.

The Company's wholesale prime operations consist of its internal wholesale prime business which it established in 1998 and Mortgage Logic.com, Inc., its wholly owned subsidiary, which it formed in February 1999. Through its wholesale prime operations, the Company originates, purchases and sells mortgage loans primarily made to high credit quality borrowers. The Company considers "high credit quality borrowers" to be those whose credit scores equal or exceed levels required for the sale or exchange of their mortgage loans through FNMA or FHLMC. The wholesale prime operations originates a variety of mortgage loans that do not meet agency guidelines, such as the principal balance exceeds the maximum loan limit of $252,700, or the loan structure or documentation does not conform to the agency's requirements, or (iii) other niche loan products.

During the quarter ended March 31, 2000, the Company's wholesale prime operations continued to reduce its staff. Furthermore, the Company continued its legal actions against America's Lender, Inc. and it's principals for breaches of certain provisions of the agreement for the purchase of certain assets and the assumption of certain liabilities of America's Lender, Inc. The Company is currently in the process of discontinuing its' wholesale prime operations, which it anticipates will be completed by the end of the calendar year.

Approximately 14.1% of total loan production for the three months ended March 31, 2000 consisted of conforming loans. Substantially all of the Company's mortgage loan originations are sold in the secondary market through loan sales in which the Company disposes of its entire economic interest in the loans including the related servicing rights for cash. As a result of this strategy, the Company receives cash revenue, rather than recognizing non-cash revenue attributable to residual interests in future loan payments on the loan, as is the case with securitizations.

financing, Lehman Brothers will acquire certain rights in BNCM Acquisition Co. which the Company is informed is more fully described in the investor group's and Lehman Brother's filings with the Securities and Exchange Commission.

The following table shows the Company's mortgage loan originations, mortgage loan sales, cash gain on sale of mortgage loans and origination locations with account executives for the periods indicated:

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                   MARCH 31                       MARCH 31
                                            ------------------------      ------------------------
                                              2000           1999            2000           1999
                                            --------      ----------      ----------      --------
                                             (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
Mortgage loan originations
        Subprime .....................      $345,733      $  243,835      $  983,013      $717,533
        Prime ........................        56,897          99,352         265,714       163,542
                                            --------      ----------      ----------      --------
                                            $402,630      $  343,187      $1,248,727      $881,075
                                            ========      ==========      ==========      ========
Mortgage loan sales
        Subprime .....................      $350,568      $  212,999      $  999,009      $705,026
        Prime ........................        62,457          75,021         267,480       141,006
                                            --------      ----------      ----------      --------
                                            $413,025      $  288,020      $1,266,489      $846,032
                                            ========      ==========      ==========      ========
Gain on sale of mortgage loans
        Subprime .....................      $  6,732      $    5,339      $   21,880      $ 26,997
        Prime ........................           271             159             968           741
                                            --------      ----------      ----------      --------
                                            $  7,003      $    5,498      $   22,848      $ 27,738
                                            ========      ==========      ==========      ========
Origination locations at end of period            51              52              51            52
                                            ========      ==========      ==========      ========

The major components of the Company's revenues are (i) the volume of loans originated, (ii) the premium over principal amount received in loan sales, (iii) origination points received or paid, (iv) origination fees received and (v) the differential between the interest rate on borrowings under revolving warehouse credit facilities and the interest rate of loans held for sale. Cash gain on sale of mortgage loans is affected by, among other things, borrower credit risk classification, loan- to-value ratio, interest rate and margin of the loans. Total revenues increased 27.2% to $13.1 million for the three months ended March 31, 2000 as compared to $10.3 million for the three months ended March 31, 1999.

The major components of expenses are employees' salaries and commissions, general and administrative, and interest. Employees' salaries and commissions, for the three months ended March 31, 2000 and 1999 accounted for 45.6% and 56.6% of total expenses, respectively. Employees' salaries and commissions are primarily related to the loan origination volume because the Company's sales force is compensated on a commission basis in addition to salaries. Total expenses increased to $14.9 million for the three months ended March 31, 2000, compared to $9.2 million for the three months ended March 31, 1999.

The Company's reported a net loss of $1.1 million for the three months ended March 31, 2000, compared to $642,000 net income for the three months ended March 31, 1999. The net loss resulted primarily from a decrease in the weighted average cash premium paid for subprime loans, an increase in expenses and the discontinuance of the Company's wholesale prime operations and the writeoff of $1.4 million of intangible assets associated with Mortgage Logic.com, Inc., a wholly owned subsidiary it formed in February 1999.

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

The mortgage loan industry experienced significant turmoil during the nine months ended March 31, 2000 due to a lack of liquidity in the mortgage and asset-backed securitization market. These developments in the mortgage and asset-backed securitization markets have caused a tightening in the pricing of whole loan sales as many mortgage securitizers have been forced to sell their loans on a whole loan basis for cash. Average prices offered by third parties for mortgage loans in the third quarter of 2000 have been less than that which the Company received in the comparable quarter.

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

In February 2000, the Company entered into a merger agreement with BNCM Acquisition Co., a company formed by an investor group led by senior members of the Company's management, including its current President, Kelly W. Monahan. BNC Acquisition Co. will acquire the Company for an aggregate of approximately $47.0 million, which is equal to $10.00 per share for the outstanding shares of the Company's common stock not retained by the investor group. If the transaction is not consummated, under certain circumstances, including acceptance by the Company of a superior proposal, the Company could be required to pay as much as $2.0 million to BNCM Acquisition Co. The transaction is subject to the satisfaction of certain conditions including stockholder approval and receipt of necessary governmental and regulatory approvals. It is anticipated that the transaction will be consummated on or before July 31, 2000. BNCM Acquisition Co. has represented that it has or will have at the closing sufficient funds to consummate the transactions and has received an executed commitment letter from Lehman Brothers providing for the necessary financing for the proposed acquisition, subject to certain customary conditions. In connection with the

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                            ---------------------
                                              2000          1999
                                            -------       -------
                                            (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans.........     $ 7,003       $ 5,498
Loan origination income................       2,327         1,927
Interest income........................       3,381         2,494
Other income...........................         385           353
                                            -------       -------
                                            $13,096       $10,272
                                            =======       =======

The increase in revenues was due primarily to increase in the cash gain on sales of mortgage loans. Mortgage loan originations increased $59.4 million to $402.6 million for the three months ended March 31, 2000 from $343.2 million for the three months ended March 31, 1999. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans increased $1.5 million to $7.0 million for the three months ended March 31, 2000 from $5.5 million for the three months ended March 31, 1999. The increase was due primarily to an increase in mortgage loan originations. The weighted average cash premium paid for subprime mortgage loans sold was 3.20% for the three months ended March 31, 2000 and 3.43% for the three months ended March 31, 1999. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. The weighted average yield spread premiums paid as a percentage of subprime mortgage loans sold for the three months ended March 31, 2000 was 1.28% and for the three months ended March 31, 1999 was 0.92%. The weighted average cash premiums paid for prime mortgage loans sold was 1.28% for the three months ended March 31, 2000 and 0.93% for the three months ended March 31, 1999. The weighted average yield spread premium as a percentage of prime mortgage loans sold was 0.84% for the three months ended March 31, 2000, and 0.71% for the three months ended March 31, 1999.

Loan origination income increased to $2.3 million for the three months ended March 31, 2000 from $1.9 million for the three months ended March 31, 1999. As a percentage of total revenues, loan origination income for the three months ended March 31, 2000 decreased to 17.8% as compared to 18.8% for the three months ended March 31, 1999. Loan originations may be adversely affected in future periods as a result of an increase in yield spread premiums payable to brokers and raised interest rates charged to borrowers.

Interest income increased $887,000 to $3.4 million for the three months ended March 31, 2000 from $2.5 million for the three months ended March 31, 1999. This increase is due to the increase in mortgage loan originations.

Other income, which is comprised of investment income, prepayment penalties and late charges, increased to $385,000 for the three months ended March 31, 2000 as compared to $353,000 for the three months ended March 31, 1999 as a result of higher interest earned on investments.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                             THREE MONTHS ENDED
                                                  MARCH 31
                                            ---------------------
                                             2000          1999
                                            -------       -------
                                           (DOLLARS IN THOUSANDS)

Employees' salaries and commissions.....    $ 6,796       $ 5,221
General and administrative expenses.....      5,642         2,452
Interest expense........................      2,463         1,547
                                            -------       -------
                                            $14,901       $ 9,220
                                            =======       =======

Total expenses increased to $14.9 million for the three months ended March 31, 2000 from $9.2 million for the three months ended March 31, 1999. This increase is related to an increase in mortgage loan originations.

Employee salaries and commissions increased $1.6 million to $6.8 million during the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. The primary reason for the increase was due to an increase in mortgage loan originations.

General and administrative expenses excluding the $1.4 million write off of intangible assets increased to $4.2 million for the three months ended March 31, 2000 compared to the $2.5 million in the corresponding 1999 period.

Interest expense increased $1.0 million to $2.5 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. This increase is due to the increase in mortgage loan originations.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

REVENUES. The following table sets forth the components of the Company's revenues for the periods indicated:

                                                 NINE MONTHS ENDED
                                                     MARCH 31,
                                               ---------------------
                                                 2000          1999
                                               -------       -------
                                               (DOLLARS IN THOUSANDS)
Gain on sale of mortgage loans..............   $22,848       $27,738
Loan origination income.....................     7,590         5,615
Interest income.............................    10,160         5,893
Other income................................     1,115         1,122
                                               -------       -------
                                               $41,713       $40,368
                                               =======       =======

The increase in revenues was due primarily to an increase in the cash gain on sales of mortgage loans. Mortgage loan originations increased $367.6 million to $1,248.7 million for the nine months ended March 31, 2000 from $881.1 million for the nine months ended March 31, 1999. There can be no assurance that the Company will recognize comparable levels of revenues and mortgage loan originations in future periods.

Cash gain on sale of mortgage loans decreased $4.9 million to $22.8 million for the nine months ended March 31, 2000 from $27.7 million for the nine months ended March 31, 1999. The decrease was due primarily to a decrease in the price paid for mortgage loans sold. The weighted average cash premium paid for mortgage loans sold was 3.42% for the nine months ended March 31, 2000 and 4.86% for the nine months ended March 31, 1999. There can be no assurance that the Company will recognize comparable levels of cash gain on sale of mortgage loans in future periods. The Company makes yield spread premium payments to its mortgage broker customers in the ordinary course of business. Due to competitive conditions, these payments have increased in recent periods, which adversely affected the Company's cash gain on sale of mortgage loans for the nine months ended March 31, 2000.

Loan origination income increased to $7.6 million for the nine months ended March 31, 2000 from $5.6 million for the nine months ended March 31, 1999. As a percentage of total revenues, loan origination income for the nine months ended March 31, 2000 increased to 18.2% as compared to 13.9% for the nine months ended March 31, 1999. This increase was a result of increase in loan origination charges in its loan products.

Interest income increased $4.3 million to $10.2 million for the nine months ended March 31, 2000 from $5.9 million for the nine months ended March 31, 1999. This increase is primarily attributable to the increase in loan originations.

Other income, which is comprised of investment income, prepayment penalties and late charges, had no significant change for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999.

EXPENSES. The following table sets forth the components of the Company's expenses for the periods indicated:

                                                        NINE MONTHS ENDED
                                                            MARCH 31
                                                     ------------------------
                                                      2000             1999
                                                     -------          -------
                                                      (DOLLARS IN THOUSANDS)
Employees' salaries and commissions.............     $19,698          $18,363
General and administrative expenses.............      12,399            9,430
Interest expense................................       7,507            3,755
                                                     -------          -------
                                                     $39,604          $31,548
                                                     =======          =======

Total expenses increased to $39.6 million for the nine months ended March 31, 2000 from $31.5 million for the nine months ended March 31, 1999. This increase is related to interest paid on warehouse lines of credit and to an increase in mortgage loan originations. Total expenses are expected to be positively affected by decreased employee compensation, a reduction in staffing and a decrease in loan originations.

Employee salaries and commissions increased $1.3 million to $19.7 million during the nine months ended March 31, 2000 from $18.4 million for the nine months ended March 31, 1999. The primary reason for the increase was due to an increase in commissions paid to account executives due to a higher volume of loans originated.

General and administrative expenses excluding the write off of intangible assets of $1.4 million increased $1.6 million to $11.0 million for the nine months ended March 31, 2000 from $9.4 million for the nine months ended March 31, 1999. The increase is due to costs related to a higher volume of loans originated.

Interest expense increased $3.7 million to $7.5 million for the nine months ended March 31, 2000 from $3.8 million for the nine months ended March 31, 1999. This increase is due to the increase in mortgage loans originations.

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

As it relates to lending activities, the Company originates mortgage loans, which are generally presold through forward loan sales commitments. However, between the time that the loan is originated and sold to the ultimate investor, the Company earns interest income. The loans are funded through the use of the DLJ warehouse line of credit, and more recently, the Bank United warehouse line of credit and the interest charged by PaineWebber and Bank United is generally based upon short-term interest rates. Therefore, the net interest income that is earned by the Company is generally dependent upon the spread between long-term mortgage rates and short-term mortgage rates.

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

Based on the information available and the interest environment as of March 31, 2000, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

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

Capital expenditures totaled $541,000 and $654,000 for the nine months ended March 31, 2000 and 1999, respectively. Capital expenditures were primarily comprising furniture, fixtures and equipment software and leasehold improvements.

Cash and cash equivalents were $22.1 million at March 31, 2000. The Company invests its cash in short-term investments maintaining flexibility for funding of loan originations and strategic opportunities. In March 1998, the Company concluded its initial public offering and received net proceeds of $16.2 million from the offering.

As of April 6, 1999, the Company's Board of Directors had authorized the Company to purchase up to $5.0 million of the Company's common stock in open market purchases from time to time at the discretion of the Company's management. As of March 31, 2000, the Company had repurchased 833,629 shares of Common Stock at a cost of $4.5 million.

The Company funds its operations through cash reserves, loan sales, net earnings, revolving warehouse credit facilities and an uncommitted master loan repurchase credit agreement, under which it borrows money to finance the origination of mortgage loans. As of March 31, 2000, the Company had three warehouse credit facilities, and one master repurchase credit agreement, which provides borrowings in the aggregate up to $375.0 million.

Until March 2000, the Company had a warehouse line of credit agreement with DLJ, which provided for borrowings of $150.0 million with interest payable monthly at the Federal Funds rate plus 100 basis points. This line of credit matured on March 16, 2000. DLJ did not renew the line upon its expiration.

In February 2000, the Company amended its $50.0 million warehouse line of credit and security agreement with RFC, to provide for additional borrowings up to $100.0 million with a floating interest rate based on the LIBOR rate. The maturity date of this line of credit was extended to July 31, 2000 and a commitment fee of $52,000 was paid.

As of March 31, 2000, borrowings under this line were $48.8 million and the interest rate was 7.38%. The warehouse line of credit with RFC contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million, liquidity of not less than $10.0 million, quarterly net income of not less than zero and a debt to adjusted tangible worth ratio not to exceed 15:1. The Company was in compliance with all these covenants as of March 31, 2000, except for the quarterly net income covenant which was waived by RFC. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto.

In February 1999, the Company entered into a warehouse line of credit with Bank United, which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate and a commitment fee of $125,000. As of March 31, 2000, borrowings under this line were $33.2 million and the interest rate was 7.55%. The warehouse line of credit with Bank United contains certain financial covenants including the requirement that the Company maintain a minimum adjusted tangible net worth of not less than $25.0 million and a debt to adjusted tangible net worth ratio not to exceed 15:1, each computed as of the end of each calendar quarter. The Company was in compliance with these covenants as of March 31, 2000. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto. This line of credit matured on February 1, 2000. However, the Company is still using this warehouse line of credit and is negotiating to increase the warehouse line to $75.0 million and extend the expiration date to October 31, 2000.

In March 2000, the Company entered into an uncommitted master loan and security agreement with PaineWebber Real Estate Securities, Inc. ("PWRS"), which provides for borrowings up to $150.0 million with a floating interest rate based on the LIBOR rate. As of March 31, 2000, the borrowings under this line were $21.5 million and the interest rate was 7.13%. The warehouse line of credit with PWRS contains certain financial covenants including the requirement that the Company maintain a tangible net worth of not less than $25.0 million, liquidity of not less than $7.0 million, income before income tax of not less than zero for three consecutive quarters and a debt to tangible net worth ratio not to exceed 13:1. The Company was in compliance with all these covenants as of March 31, 2000 except for the quarterly net income covenant which was waived by PWRS. The warehouse line is secured by all mortgage loans used under the line and all related rights thereto.

In February 1999, Mortgage Logic.com, Inc. entered into an uncommitted master repurchase credit agreement with Paine Webber Real Estate Securities which provides for borrowings up to $50.0 million with a floating interest rate based on the LIBOR rate. As of March 31, 2000, and June 30, 1999, borrowings under this line of $0 and $2.4 million are collateralized by mortgage loans held for sale with an interest rate of 7.28%. The Company has discontinued using this facility.

The Company is currently negotiating with other lenders to obtain additional warehouse lines of credit with interest rates and terms that are consistent with management's objectives, however, there is no assurance that the Company will consummate these lines of credit. The Company repays borrowings with proceeds of its loan sales.

During the nine months ended March 31, 2000 and 1999, the Company used cash of $1,248.7 million and $877.1 million, respectively, for new loan originations. During the same periods, the Company received cash proceeds from the sale of loans of $1,277.4 million and $846.0 million, respectively, representing the principal balance of loans sold. The Company received cash proceeds from the premiums on such sale of loans of $22.8 million and $27.7 million, for the nine months ended March 31, 2000 and 1999, respectively.

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

Based on the information available and the interest environment as of March 31, 2000, the Company believes that a 100 basis point increase in long-term interest rates over a twelve month period, with all else being constant, would have an adverse effect on the pricing for the Company's whole loan sales. Therefore, the Company believes that its net income could be adversely affected in the range of $1.3 to $2.5 million. However, the Company believes that a 100 basis point decrease in long-term interest rates over a twelve-month period may not result in a similar increase of its net income. These estimates are limited by the fact that they are performed at a particular point in time and incorporate many other factors and thus should not be used as a forecast. Therefore, there can be no assurance that the amount of such decrease would not substantially vary from these estimates.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings -

        On February 15, 2000, a complaint captioned Fox, et al. v. BNC Mortgage, Inc., et al. was filed against the Company and its directors in the Superior Court of the State of California, County of Orange, Case No. 00CC02196. The complaint is a purported class action lawsuit claiming self-dealing and breach of fiduciary duties of loyalty, good faith, due care and candor. On February 23, 2000, a complaint captioned Glover v. BNC Mortgage, Inc., et. al. was filed against the Company and its officers and directors in the Court of Chancery in the State of Delaware in and for New Castle County, Case No. 17808. The complaint is a purported class action lawsuit claiming breach of fiduciary duties. Both claims allege that the Company and its Board of Directors breached the duty to maximize stockholder value in a sale of the Company. Both claims seek damages and other relief, including injunctive relief and, in one case, rescission of the transaction, in response to the Company's announcement that it has signed a merger agreement with an entity formed by an investor group led by senior members of the Company's management pursuant to which the public stockholders of the Company would receive $10.00 per share in cash. As these matters are in the pleading stage, the Company is unable to conclude as to the potential likelihood of an unfavorable decision. The Company and the other defendants names in the lawsuits deny breaching their fiduciary duties and/or self-dealing in connection with the proposed merger.

        On February 28, 2000, a complaint captioned Connie Waldron v. Evan Buckley, BNC Mortgage, Inc., BNC Equity Investors, LLC, et. al. was filed in the Superior Court of the State of California, County of Orange, Case No. 00CC02654. The complaint alleges breach of contract, promissory estoppel, fraud and intentional misrepresentation, constructive trust, replevin and conversion in connection with shares of common stock of the Company that the plaintiff claims should have been transferred to her. The Plaintiff is a former employee of the company. The claim seeks relief including compensatory damages, specific performance, general damages, special damages and special and punitive damages.

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

ITEM 3. Defaults upon Senior Securities - Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders - Not Applicable

ITEM 5. Other Information - Not Applicable

ITEM 6. Exhibits and Reports on form 8-K

        (a) Exhibits

            10.17 Second Amendment to Warehousing Credit and Security Agreement dated February 29, 2000 between Registrant, Mortgage Logic.com, Inc., a California Corporation, and Residential Funding Corporation, a Delaware Corporation

            10.18 First Amended and Restated Promissory Note dated February 29, 2000 between Registrant, Mortgage Logic.com, Inc., a California Corporation, and Residential Funding Corporation, a Delaware Corporation

            10.19 Master Loan and Security Agreement dated March 16, 2000 between Registrant and PaineWebber Real Estate Securities, Inc., a Delaware Corporation

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


BNC MORTGAGE, INC.
(Registrant)

By: /s/ EVAN R. BUCKLEY                                       May 15, 2000
    -------------------------------                           ------------
        Evan R. Buckley                                           Date
        Chief Executive Officer and
        Secretary


By: /s/ KELLY W. MONAHAN                                      May 15, 2000
    -------------------------------                           ------------
        Kelly W. Monahan                                          Date
        President


By: /s/ PETER R. EVANS                                        May 15, 2000
    -------------------------------                           ------------
        Peter R. Evans                                            Date
        Vice President and
        Chief Financial Officer

                                  EXHIBIT INDEX


     EXHIBIT
     NUMBER                        DESCRIPTION
     -------                       -----------

      10.17 Second Amendment to Warehousing Credit and Security Agreement dated February 29, 2000 between Registrant, Mortgage Logic.com, Inc., a California Corporation, and Residential Funding Corporation, a Delaware Corporation

      10.18 First Amended and Restated Promissory Note dated February 29, 2000 between Registrant, Mortgage Logic.com, Inc., a California Corporation, and Residential Funding Corporation, a Delaware Corporation

      10.19 Master Loan and Security Agreement dated March 16, 2000 between Registrant and PaineWebber Real Estate Securities, Inc., a Delaware Corporation

      11.1         Statement regarding computation of per share earnings

      27.1         Financial Statement Data Schedule (EDGAR filing only)